Form 10-Q
period 2011-09-30
Charlie GPS Inc
filed 2011-11-10
CIK 1509351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,400,000 as of November 10, 2011.

CHARLIE GPS INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	SEPTEMBER 30, 2011 (Unaudited)	DECEMBER 31, 2010 (Audited)
ASSETS
Current Assets
Cash	$ 8,199	$ 8,000
Prepaid expenses	8,027	-
Inventory	1,258	-
Total current assets	17,484	8,000
Total assets	$ 17,484	$ 8,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Advance from related parties	$ 291	$ 291
Total current liabilities	291	291
Total liabilities	291	291
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,400,000 and 8,000,000 shares issued and outstanding respectively	10,400	8,000
Additional paid-in-capital	23,250	-
Deficit accumulated during the development stage	(16,457)	(291)
Total stockholders’ equity	17,193	7,709
Total liabilities and stockholders’ equity	$ 17,484	$ 8,000

The accompanying notes are an integral part of these financial statements.

CHARLIE GPS INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months ended SEPTEMBER 30, 2011	Nine Months ended SEPTEMBER 30, 2011	Accumulated Deficit From November 29, 2010 (Inception) to SEPTEMBER 30, 2011
Revenues	$ -	$ -	$ -
Expenses
General and administrative expenses	7,514	16,166	16,457
Total Expense	7,514	16,166	16,457
Net loss from operations	(7,514)	(16,166)	(16,457)
Net loss	$ (7,514)	$ (16,166)	$ (16,457)
Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	9,653,261	8,562,637

The accompanying notes are an integral part of these financial statements.

CHARLIE GPS INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months ended SEPTEMBER 30, 2011	Accumulated Deficit From November 29, 2010 (Inception) to SEPTEMBER 30, 2011
Operating Activities
Net loss	$ (16,166)	$ (16,457)
Changes in operating assets and liabilities:
Prepaid expenses	(8,027)	(8,027)
Inventory	(1,258)	(1,258)
Net cash used in operating activities	(25,451)	(25,742)
Financing Activities
Loans from related parties - Directors and stockholders	-	291
Sale of common stock	24,000	32,000
Contributed capital from related party	1,650	1,650
Net cash provided by financing activities	25,650	33,941
Net increase in cash and equivalents	199	8,199
Cash and equivalents at beginning of the period	8,000	-
Cash and equivalents at end of the period	$ 8,199	$ 8,199
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Activities	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CHARLIE GPS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

CHARLIE GPS INC was founded in the State of Nevada on November 29, 2010. We are in the GPS tracking system business. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception (November 29, 2010) through September 30, 2011 the Company has not generated any revenue and has accumulated losses of $16,457.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $16,457 as of September 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

SEPTEMBER 30, 2011

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

SEPTEMBER 30, 2011

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended September 30, 2011.

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

SEPTEMBER 30, 2011

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

SEPTEMBER 30, 2011

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

On December 29, 2010, the Company issued 8,000,000  shares  of  common stock at a price of $0.001 per share, to its sole Director, for total cash proceeds of $8,000.

During the period from June 23, 2011 to September 12, 2011 the Company issued 2,400,000  shares  of  common stock at a price of $0.01 per share for total cash proceeds of $24,000.

During the period November 29, 2010 (inception) to September 30, 2010, the Company sold a total of 10,400,000 shares of common stock for total cash proceeds of $32,000.

CHARLIE GPS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

 (Unaudited)

4. DUE TO RELATED PARTY

The Director loaned $291 to the Company to pay for business expenses.  The amount is due on demand, non-interest bearing and unsecured.  Imputed interest has been calculated and determined to be immaterial.

5. CONTRIBUTED CAPITAL FROM RELATED PARTY

As of September 30, 2011 total amount of contributed capital from related party was $1,650.

6. INCOME TAXES

As of September 30, 2011, the Company had net operating loss carry forwards of $16,457 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011 COMPARED TO THE PERIOD FROM INCEPTION (NOVEMBER 29, 2010) TO SEPTEMBER 30, 2011

Our net loss for the nine month period ended September 30, 2011 was $16,166  compared to a net loss of $16,457 during the period from inception (November 29, 2010) to September 30, 2011. During the nine month period ended September 30, 2011, we did not generate any revenue.

During the nine month period ended September 30, 2011, we incurred general and administrative expenses $16,166 compared to $16,457 incurred during the period from inception (November 29, 2010) to September 30, 2011. General and administrative and professional fee expenses incurred during the nine  month period ended September 30, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 8,562,637 for the nine month period ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011

As at September 30, 2011, our current assets were $17,484 compared to $8,000 in current assets at December 31, 2010. Current assets were comprised of $8,199 in cash, $8,027 in prepaid expenses and $1,258 in inventory. As at September 30, 2011, our current liabilities were $291. Current liabilities were comprised of $291 in loan from Director.

Sstockholders’ equity was $17,193 as of September 30, 2011 compare to stockholders’ equity of $7,709 as of December 31, 2010.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2011, net cash flows used in operating activities was $25,451 consisting of a net loss of $16,166, prepaid expenses of $8,027 and inventory of $1,258. Net cash flows used in operating activities was $25,742 for the period from inception (November 29, 2010) to September 30, 2011.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended September 30, 2011 Net cash provided by financing activities was $25,650, received from proceeds from issuance of common stock and contributed capital from related party.  For the period from inception (November 29, 2010) to September 30, 2011, net cash provided by financing activities was $33,941 received from proceeds from issuance of common stock, loan from Director and contributed capital from related party.

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

MATERIAL COMMITMENTS

As of September 30, 2011, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHARLIE GPS INC.
Dated: November 10, 2011	By: /s/ Jarnes Khorozian
Jarnes Khorozian, President and Chief Executive Officer and Chief Financial Officer