Form 10-K
period 2011-12-31
Charlie GPS Inc
filed 2012-04-02
CIK 1509351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

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

____________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X]

As of March 31, 2012, the registrant had 10,400,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 31, 2012.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

Charlie GPS Inc. started operations in the GPS business on November 29, 2010. Charlie GPS Inc. plans to operate in the GPS tracking business. We plan to offer vehicle tracking devices comprising of hardware and software.

Components of Charlie GPS Inc.’s tracking system include:

• GPS satellite. Maintained by the USA government, free for anyone with a GPS receiver.

• GPS tracking unit. To be provided by Shenzhen Tianling Electronics Technology Co. Ltd.

•             SIM card. (prepaid).

• Cellular connection, Any cellular provider.

• Internet connection. Customer can choose any provider.

• Base station (server). To be provided by Shenzhen Tianling Electronics Technology Co. Ltd.

• Software.  To be provided by Shenzhen Tianling Electronics Technology Co. Ltd

The Global Positioning System (GPS) is a satellite-based navigation system made up of a network of 24 satellites placed into orbit by the U.S. Department of Defense. GPS works in any weather, conditions, anywhere in the world, 24 hours a day. GPS receivers use the information to calculate the user's location by the method of triangulation. Basically, the GPS receiver compares the time a signal was transmitted by a satellite with the time it was received. The time difference tells the GPS receiver how far away the satellite is. The receiver must lock onto the signal of at least three satellites to calculate a 2-D position, the latitudinal and longitudinal position, and track movement. Using four or more satellites, the receiver can determine the user's 3-D position, the latitude, longitude, and altitude. Once the position has been determined, the GPS unit can calculate other information such as speed, track, trip distance, bearing and more.

A GPS tracking unit is a device that uses the Global Positioning System to determine the precise location of a vehicle, person, or any other asset to which it is attached and to record the position of the asset at regular intervals. The recorded location data can be stored within the tracking unit, or it may be transmitted to a web server, using a cellular network (GSM/CDMA). This allows the asset's location to be displayed against a map backdrop either in real-time or when analyzing the track later, using customized software.

The Base Station has an in-built Web Server. If primary communication channel (usually GPRS) is not available for certain period, back-up channel (usually SMS) is used to send the critical real-time information. All information is forwarded when the primary channel becomes available so no data is lost. The data captured by the tracking unit installed in the vehicle/moving asset and transmitted to the server at the base station through the mobile network is analyzed and processed by the software which in real time tracking into your web page through a service such as Google Maps.  The position information received from each vehicle is stored in the database. User may view his vehicle on a Geographic map by logging into the web server. He can view his vehicle/s as long as he is connected to the website.

We will concentrate the promotion of our services to businesses such as: used car dealership with BUY HERE PAY HERE (BHPH) services and non-banking financial institution. Buy Here Pay Here (BHPH) is a term most commonly used in the automobile industry. Meaning that the company from which buyer purchases the vehicle is also the same institution that will carry the note on the loan. Therefore, no bank approval is necessary to purchase a vehicle. BHPH buyer is paying straight to the dealer. Our product is designed for lenders who are principally concerned with asset protection and recovery technology at an economical price. Lenders can login to our website where they can manage their vehicles with GPS units: perform tracking, establish Geofencing, and send remote wireless car disable commands. GPS trucking is popular in used car financing area. To recover car from nonpaying customers cars need to be located. Improved collection methods and payment protection technology are in the interest of both the finance company and the consumer. An improvement in payments made by consumers improves their credit ratings and ultimately the commercial wellbeing of the loan company itself. With better collection strategies, loan companies will have more capital to loan out. Customers are more likely to borrow again if they had a satisfactory or respectful collection experience.

We believe that the key to efficient collection activity is a more strategic approach to collection – one that changes consumer behaviour aided by new technologies. The return on an investment in improved collection strategies and new payment protection technologies bears out in the numbers.

Our products and services are aimed to enable the vehicle finance industry to ensure timely loan payments and to expedite collateral recovery after loan default or skip, which has significantly increased our customer's profits, lowered their portfolio risk and increased their revenues by enabling them to offer loans to a broader range of applicants.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “CGPS”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of December 31, 2011, no shares of our common stock have traded.

Number of Holders

As of December 31, 2011, the 10,400,000 issued and outstanding shares of common stock were held by a total of 25 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2011.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

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

FISCAL YEAR ENDED DECEMBER 31, 2011 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2010.

Our net loss for the fiscal year ended December 31 2011 was $23,303 compared to a net loss of $291 during the fiscal year ended December 31, 2010. During fiscal year ended December 31, 2011, the Company did not generate any revenue.

During the fiscal year ended December 31, 2011, we incurred general and administrative expenses of $23,303 compared to $291  incurred during fiscal year ended December 31, 2010.  These expenses incurred during the fiscal year ended December 31, 2011 consisted of: bank charges of $212 (2010:  $0); professional fees of $11,438 (2010: $-0-); amortization expense  of $4,493 (2010: $-0-) and miscellaneous charges of $7,160 (2010: $291).

Expenses incurred  during  fiscal year ended December 31, 2011  compared to fiscal year ended December 31, 2010  increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include  corporate overhead,  financial and  administrative  contracted services,  marketing,  and consulting costs.

The weighted average  number of shares  outstanding  was  10,400,000 for the fiscal year ended December 31, 2011 compared to 500,000  for the fiscal year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED DECEMBER 31, 2011

As of December 31, 2011, our current assets were $11,297 and our total liabilities were $1,241. As of December 31, 2011, current assets were comprised of $4,532 in cash,  $5,507 in prepaid expenses and $1,258 in inventory. As of December 31, 2011, total liabilities were comprised of $1,141 in advance from related parties and $100 in accounts payable.

As of December 31, 2011, our total assets were $11,297 comprised entirely of current assets.  Stockholders’ equity increased from $7,709 as of December 31, 2010 to $10,056 as of December 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2011, net cash flows used in operating activities was $29,968 consisting of a net loss of $23,303, accounts payable of $100, increase in prepaid expenses of $5,507 and inventory of $1,258. Net cash flows used in operating activities was $30,259 for the period from inception (November 29, 2010) to December 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended December 31, 2011 net cash provided by financing activities was $26,500, received from proceeds from issuance of common stock and contributed capital from related party.  For the period from inception (November 29, 2010) to December 31, 2011, net cash provided by financing activities was $34,791 received from proceeds from issuance of common stock, loan from Director and contributed capital from related party.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2011 and December 31, 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Charlie GPS, Inc.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2011 and December 31, 2010

Statements of Operations for the year ended December 31, 2011; and the periods from inception (November 29, 2010)

to December, 2011 and 2010

Statement of Stockholders’ Equity from inception (November 29, 2010) to December 31, 2011

Statements of Cash Flows for the year ended December 31, 2011; and the periods from inception (November 29,

2010) to December 31, 2011 and 2010

Notes to the Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Charlie GPS, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Charlie GPS, Inc. (a development stage company) as of December 31, 2011 and 2010 the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2011 and the periods from November 29, 2010 (inception) through December 31, 2010 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charlie GPS, Inc., as of December 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and incurred a net loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 26, 2012

CHARLIE GPS INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	DECEMBER 31, 2011	DECEMBER 31, 2010
ASSETS
Current Assets
Cash	$ 4,532	$ 8,000
Prepaid expenses	5 ,507	-
Inventory	1,258	-
Total current assets	11,297	8,000
Total assets	$ 11,297	$ 8,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Advance from related parties	$ 1,141	$ 291
Accounts Payable	100	-
Total current liabilities	1,241	291
Total liabilities	1,241	291
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,400,000 and 8,000,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively	10,400	8,000
Additional paid-in-capital	23,250	-
Deficit accumulated during the development stage	(23,594)	(291)
Total stockholders’ equity	10,056	7,709
Total liabilities and stockholders’ equity	$ 11,297	$ 8,000

The accompanying notes are an integral part of these financial statements.

CHARLIE GPS INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	YEAR DECEMBER 31, 2011	Accumulated Deficit From November 29, 2010 (Inception) to DECEMBER 31, 2010	Accumulated Deficit From November 29, 2010 (Inception) to DECEMBER 31, 2011
Revenues	$ -	$ -	$ -
Expenses
General and administrative expenses	23,303	291	23,594
Total Expense	23,303	291	23,594
Net loss from operations	(23,303)	(291)	(23,594)
Net loss	$ (23,303)	$ (291)	$ (23,594)
Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	9,025,753	500,000

The accompanying notes are an integral part of these financial statements.

CHARLIE GPS INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS’ EQUITY From NOVEMBER 29, 2010 (Inception) to DECEMBER 31, 2011
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total
Balance at November 29, 2010 (Inception)	-	$ -	$ -	$ -	$ -

Common shares issued for cash at $0.001	8,000,000	8,000	-	-	8,000
Net loss				(291)	(291)
Balance as of December 31, 2010	8,000,000	8,000	-	(291)	7,709
Common shares issued for cash at $0.01	2,400,000	2,400	21,600		24,000
Contributed Capital			1,650		1,650
Net loss				(23,303)	(23,303)
Balance as of December 31, 2011	10,400,000	$ 10,400	$ 23,250	$ (23,594)	$ 10,056

The accompanying notes are an integral part of these financial statements.

CHARLIE GPS INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	DECEMBER 31, 2011	Accumulated Deficit From November 29, 2010 (Inception) to DECEMBER 31, 2010	Accumulated Deficit From November 29, 2010 (Inception) to DECEMBER 31, 2011
Operating Activities
Net loss	$ (23,303)	$ (291)	$ (23,594)
Changes in operating assets and liabilities:
Accounts Payable	100	-	100
Prepaid expenses	(5,507)	-	(5,507)
Inventory	(1,258)	-	(1,258)
Net cash used in operating activities	(29,968)	(291)	(30,259)
Financing Activities
Loans from related parties - Directors and stockholders	850	291	1,141
Sale of common stock	24,000	8,000	32,000
Contributed capital from related party	1,650	-	1,650
Net cash provided by financing activities	26,500	8,291	34,791
Net increase (decrease) in cash and equivalents	(3,468)	8,000	4,532
Cash and equivalents at beginning of the period	8,000	-	-
Cash and equivalents at end of the period	$ 4,532	$ 8,000	$ 4,532
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
Non-Cash Activities	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CHARLIE GPS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

1. ORGANIZATION AND BUSINESS OPERATIONS

CHARLIE GPS INC was founded in the State of Nevada on November 29, 2010. We are in the GPS tracking system business. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception (November 29, 2010) through December 31, 2011 the Company has not generated any revenue and has accumulated losses of $23,594.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $23,594 as of December 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles.

Development Stage Company

The Company is considered a development stage company, having limited operating revenues during the period presented, as defined by Accounting Standards Codification ASC 915-205 “Development-Stage Entities”. ASC 915-205 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The

Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The

Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

CHARLIE GPS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The

Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At December 31, 2011and 2010 the Company's bank deposits did not exceed the insured amounts.

CHARLIE GPS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended December 31, 2011 and 2010.

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

CHARLIE GPS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05,

“Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012.

This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common

Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

CHARLIE GPS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.  INVENTORY

As of December 31, 2011 and 2010, inventory consists of the following:

December 31, 2011 December 31, 2010

Finished Goods  - GPS $        1,258 $               -

4. COMMON STOCK

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

During the period November 29, 2010 (inception) to December 31, 2011, the Company sold a total of 10,400,000 shares of common stock for total cash proceeds of $32,000.

CHARLIE GPS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

5. DUE TO RELATED PARTY

The Director loaned $1,141 to the Company to pay for business expenses.  The amount is due on demand, non-interest bearing and unsecured.  Imputed interest has been calculated and determined to be immaterial.

6. CONTRIBUTED CAPITAL FROM RELATED PARTY

As of December 31, 2011 total amount of contributed capital from related party was $1,650.

7. INCOME TAXES

As of December 31, 2011, the Company had net operating loss carry forwards of $23,594 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2011:

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carry forward	$ 8,258	$ 102
Total deferred tax assets	8,258	102
Less: valuation allowance	(8,258)	(102)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of December 31, 2011 was $8,258. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2011:

	2011	2010
Federal statutory tax rate	(35)%	(35)%
Permanent difference and other	35%	35%
Effective tax rate	-%	-%

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2011 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial

Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1) We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2) We did not maintain appropriate cash controls – As of December 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls – As at December 31, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Jarnes Khorozian 101 Ridge rd North Arlington , NJ 07031	48	President, Secretary, Treasurer and Director

Biographical Information and Background of officer and director

Jarnes Khorozian has acted as our President, Secretary, Treasurer and sole Director since our incorporation on November 29, 2010. From 1993 till March 1997 he worked as mechanic at Sunoco service station 956 Clifton Avenue at Clifton, NJ. March 1997 till present Mr. Jarnes Khorozian owned and operated Charlie Auto Repair, Inc., a private auto repair company. With over than 20 years of experience in auto repair and customer service Mr. Jarnes Khorozian has the completed a number of seminars and certifications in the area of auto repair. Some of them are: ASE Refrigerant Recovery & Recycling Certificate, Most Improved Appearance Contest by PPC Inc, Automotive Temperature Seminar completion, Late Model ABS System and Advanced Brake Diagnostics Technical Seminar completion.

Our director was selected based on above mentioned experience and education in auto industry as well as an established network of business contacts.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on November 29, 2010  to December 31, 2011 (our fiscal year end) and subsequent thereto to the date of this prospectus.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Jarnes Khorozian, President, Treasurer and Secretary
	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of December 31, 2011, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2011 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Jarnes Khorozian 101 Ridge road , North Arlington, NJ 07524	8,000,000 shares of common stock (direct)	77%

The percent of class is based on 10,400,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended December 31 2011, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During  fiscal year ended December 31, 2011, we incurred  approximately  $5,800 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  reviews of our financial  statements.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1  Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

31.2    Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1    Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101       Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLIE GPS INC.
Dated: March 31, 2012	By: /s/ Jarnes Khorozian
Jarnes Khorozian, President and Chief Executive Officer and Chief Financial Officer