Form 10-Q
period 2012-03-31
Charlie GPS Inc
filed 2012-05-03
CIK 1509351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,400,000 as of May 2, 2012.

CHARLIE GPS INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	MARCH 31, 2012 (UNAUDITED)	DECEMBER 31, 2011
ASSETS
Current Assets
Cash	$ 741	$ 4,532
Prepaid expenses	3 ,007	5 ,507
Inventory	1,258	1,258
Total current assets	5,006	11,297
Total assets	$ 5,006	$ 11,297
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Advance from related parties	$ 1,141	$ 1,141
Accounts Payable	-	100
Total current liabilities	1,141	1,241
Total liabilities	1,141	1,241
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,400,000 shares issued and outstanding	10,400	10,400
Additional paid-in-capital	23,250	23,250
Deficit accumulated during the development stage	(29,785)	(23,594)
Total stockholders’ equity	3,865	10,056
Total liabilities and stockholders’ equity	$ 5,006	$ 11,297

The accompanying notes are an integral part of these financial statements.

CHARLIE GPS INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended MARCH 31, 2012	Three months ended MARCH 31, 2011	November 29, 2010 (Inception) to MARCH 31, 2012
Revenues	$ -	$ -	$ -
Expenses
General and administrative expenses	6,191	6,490	29,785
Total Expense	6,191	6,490	29,785
Net loss from operations	(6,191)	(6,490)	(29,785)
Net loss	$ (6,191)	$ (6,490)	$ (29,785)
Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	10,400,000	8,000,000

The accompanying notes are an integral part of these financial statements.

CHARLIE GPS INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended MARCH 31, 2012	Three months ended MARCH 31, 2011	November 29, 2010 (Inception) to MARCH 31, 2012
Operating Activities
Net loss	$ (6,191)	$ (6,490)	$ (29,785)
Changes in operating assets and liabilities:
Accounts Payable	(100)	-	-
Prepaid expenses	2,500	-	(3,007)
Inventory	-	(1,258)	(1,258)
Net cash used in operating activities	(3,791)	(7,748)	(34,050)
Financing Activities
Loans from related parties - Directors and stockholders	-	-	1,141
Sale of common stock	-	-	32,000
Contributed capital from related party	-	-	1,650
Net cash provided by financing activities	-	-	34,791
Net increase (decrease) in cash and equivalents	(3,791)	(7,748)	741
Cash and equivalents at beginning of the period	4,532	8,000	-
Cash and equivalents at end of the period	$ 741	$ 252	$ 741
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
Non-Cash Activities	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CHARLIE GPS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

1. ORGANIZATION AND BUSINESS OPERATIONS

CHARLIE GPS INC was founded in the State of Nevada on November 29, 2010. We are in the GPS tracking system business. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception (November 29, 2010) through March 31, 2012 the Company has not generated any revenue and has accumulated losses of $29,785.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $29,785 as of March 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At March 31, 2012 the Company's bank deposits did not exceed the insured amounts.

CHARLIE GPS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the three months period ended March 31, 2012.

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

MARCH 31, 2012

(UNAUDITED)

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

3.  INVENTORY

As of March 31, 2012 and December 31, 2011, inventory consists of the following:

      March 31, 2012      December 31, 2011

Finished Goods  - GPS $        1,258 $           1,258

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

MARCH 31, 2012

(UNAUDITED)

5. DUE TO RELATED PARTY

The Director loaned $1,141 to the Company to pay for business expenses.  The amount is due on demand, non-interest bearing and unsecured.  Imputed interest has been calculated and determined to be immaterial.

6. CONTRIBUTED CAPITAL FROM RELATED PARTY

As of March 31, 2012 total amount of contributed capital from related party was $1,650.

7. INCOME TAXES

As of March 31, 2012, the Company had net operating loss carry forwards of $29,785 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

THREE MONTH PERIOD ENDED MARCH 31, 2012 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2011

Our net loss for the three month period ended March 31, 2012 was $6,191  compared to a net loss of $6,490 for the three month period ended March 31, 2011. During the three month period ended March 31, 2012, we did not generate any revenue.

During the three month period ended March 31, 2012, we incurred general and administrative expenses $6,191 compared to $6,490 incurred during three month period ended March 31, 2011. General and administrative and professional fee expenses incurred during the three  month period ended March 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 10,400,000 for the three month period ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED MARCH 31, 2012

As at March 31, 2012, our current assets were $5,006 compared to $11,297 in current assets at December 31, 2011. Current assets were comprised of $741 in cash, $3,007 in prepaid expenses and $1,258 in inventory. As at March 31, 2012, our current liabilities were $1,141. Current liabilities were comprised of $1,141 in loan from Director.

Sstockholders’ equity was $3,856 as of March 31, 2012 compare to stockholders’ equity of $10,056 as of December 31, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2012, net cash flows used in operating activities was $3,791 consisting of a net loss of $6,191, prepaid expenses of $2,500 and decrease in account payable of $100. Net cash flows used in operating activities was $34,050 for the period from inception (November 29, 2010) to March 31, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended March 31, 2012 Net cash provided by financing activities was $-0-.  For the period from inception (November 29, 2010) to March 31, 2012, net cash provided by financing activities was $34,791 received from proceeds from issuance of common stock, loan from Director and contributed capital from related party.

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

MATERIAL COMMITMENTS

As of March 31, 2012, we had no material commitments.

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

GOING CONCERN

The independent auditors' audit report accompanying our December 31, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHARLIE GPS INC.
Dated: May 2, 2012	By: /s/ Jarnes Khorozian
Jarnes Khorozian, President and Chief Executive Officer and Chief Financial Officer