Form 10-Q
period 2012-06-30
Charlie GPS Inc
filed 2012-08-21
CIK 1509351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to _________

Commission File Number: 333-172685

CHARLIE GPS INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-4387595 (I.R.S. Employer Identification No.)

101 Ridge Rd
North Arlington NJ	07031
(Address of principal executive offices)	(Zip Code)

(201) 401-4237
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒     No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or  No ☒

There were 10,400,000 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 17, 2012.

CHARLIE GPS INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets:
Cash	$241	$4,532
Prepaid expenses	507	5,507
Inventory	1,258	1,258
Total current assets	2,006	11,297

Total assets	$2,006	$11,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$100	$100
Notes payable, related party	-	1,141
Total current liabilities	100	1,241

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized, 10,400,000 shares issued and outstanding	10,400	10,400
Additional Paid in Capital	26,441	23,250
(Deficit) accumulated during development stage	(34,935)	(23,594)
Total stockholders' equity (deficit)	1,906	10,056

Total liabilities and stockholders' equity (deficit)	$2,006	$11,297

See accompanying notes to financial statements.

CHARLIE GPS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended		November 29, 2010
	June 30,		June 30,		(inception) to
	2012	2011	2012	2011	June 30, 2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	5,100	2,162	11,291	8,652	34,885
Total operating expenses	5,100	2,162	11,291	8,652	34,885

Net operating loss	(5,100)	(2,162)	(11,291)	(8,652)	(34,885)

Other income (expense):
Interest expense	(50)	-	(50)	-	(50)

Net loss	$(5,150)	$(2,162)	$(11,341)	$(8,652)	$(34,935)

Weighted average number of common shares outstanding - basic and fully diluted	10,400,000	8,016,484	10,400,000	8,008,287

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

CHARLIE GPS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six	For the Six	November 29, 2010
	Months Ended	Months Ended	(inception) to
	June 30, 2012	June 30, 2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(11,341)	$(8,652)	$(34,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on non-interest bearing related party loans	50	-	50
Decrease (increase) in assets:
Prepaid expenses	5,000	-	(507)
Inventories	-	(1,258)	(1,258)
Increase (decrease) in liabilities:
Accounts payable	-	-	100
Net cash used in operating activities	(6,291)	(9,910)	(36,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	2,000	1,650	4,791
Proceeds from the sale of common stock	-	2,000	32,000
Net cash provided by financing activities	2,000	2,000	36,791

NET CHANGE IN CASH	(4,291)	(7,910)	241
CASH AT BEGINNING OF PERIOD	4,532	8,000	-

CASH AT END OF PERIOD	$241	$1,740	$241

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed capital from the forgiveness of debt, related party	$3,141	$-

See accompanying notes to financial statements.

Charlie GPS, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Charlie GPS Inc. (the “Company”, “we”, “us” or “our”) was incorporated in the state of Nevada on November 29, 2010 (“Inception”). The Company is in the GPS tracking system business.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Development Stage Company

The Company is currently considered a development stage company as defined by FASB ASC 915-10-05. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Inventory

The Company uses the first-in first-out inventory method, stated at lower of cost or market. Regardless of which physical units are actually sold, this approach always values inventory by assuming that products that enter inventory later are the items that remain in inventory. The Company’s inventory solely consists of GPS units that are considered finished goods.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no items that required fair value measurement on a recurring basis.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at November 29, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the six months ended June 30, 2012 and 2011.

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

Charlie GPS, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $0 for the six months ended June 30, 2012 and 2011.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

Uncertain Tax Positions

In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Charlie GPS, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 did not have a material impact on the Company’s financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, and incurred net losses from operations resulting in an accumulated deficit of $34,935 as of June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Parties

At various dates through June 30, 2012, the Company received unsecured, non-interest bearing loans totaling $3,141, due on demand from the Company’s Chief Executive Officer. These loans were forgiven on June 30, 2012 and contributed as capital.

Interest has been imputed using the Company’s estimated borrowing rate of 8% per annum. Estimated interest expense of $50 and $0 has been recognized during the six months ended June 30, 2012 and 2011, respectively.

Note 4 – Fair Value of Financial Instruments

The Company adopted FASB ASC 820-10 upon inception at November 29, 2010. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

Charlie GPS, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

The Company doesn’t have any financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of June 30, 2012 and December 31, 2011:

Fair Value Measurements at June 30, 2012
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$-	$-	$-

Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$-	$-	$-

Note 5 – Inventory

As of June 30, 2012 and December 31, 2011 inventory consisted of the following:

	June 30,	December 31,
	2012	2011

Finished goods, GPS units	$1,258	$1,258

Note 6 – Notes Payable, Related Parties

At various dates through June 30, 2012, the Company received unsecured, non-interest bearing loans totaling $3,141, due on demand from the Company’s Chief Executive Officer.

Note 7 – Changes in Stockholders’ Equity (Deficit)

The Company has authorized 75,000,000 shares of $0.001 par value common stock.

Charlie GPS, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Common Stock

On December 29, 2010, the Company sold 8,000,000 shares of stock at a price of $0.001 per share to its sole Director, for total proceeds of $8,000.

During the period from June 23, 2011 to September 12, 2011 the Company sold 2,400,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $24,000.

During the period from November 29, 2010 (Inception) to December 31, 2011 the Company sold 10,400,000 shares of common stock for total cash proceeds of $32,000.

Note 8 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended June 30, 2012 and the year ended December 31, 2011, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2012, the Company had approximately $34,935 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	June 30,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$34,935	$23,594

Net deferred tax assets before valuation allowance	12,225	8,260
Less: Valuation allowance	(12,225)	(8,260)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2012 and December 31, 2011, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	June 30,	December 31,
	2012	2011

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 9 – Subsequent Events

The Company has evaluated subsequent events from June 30, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Statements made in this Quarterly Report on Form 10-Q (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Results of Operations for the Three Months Ended June 30, 2012 and 2011:

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2012 and 2011, respectively.

	For the three	For the three
	months ended	months ended	Increase /
	June 30, 2012	June 30, 2011	(Decrease)

Revenue	$-	$-	$-

Operating expenses:
General and administrative	5,100	2,162	2,938
Total operating expenses:	5,100	2,162	2,938

Net operating loss	(5,100)	(2,162)	2,938

Total other income (expense)	(50)	-	50

Net (loss)	$(5,150)	$(2,162)	$2,988

Three Month Period Ended June 30, 2012 Compared to Three Month Period Ended June 30, 2011

Our net loss for the three month period ended June 30, 2012 was $(5,150) compared to a net loss of $(2,162) for the three month period ended June 30, 2011, an increase of $2,938, or 136%. During the three month periods ended June 30, 2012 and 2011, we did not generate any revenue.

During the three month period ended June 30, 2012, we incurred general and administrative expenses $5,100 compared to $2,162 incurred during three month period ended June 30, 2011, an increase of $2,938, or 136%. General and administrative expense consisted primarily of professional fees and costs to maintain our common stock with a transfer agent. Our increased general and administrative expenses was due to annual transfer agent fees that were prepaid during the third quarter of 2011 and our being expensed ratably over the service period, which were not incurred during the comparative three month period ended June 30, 2011.

The weighted average number of shares outstanding was 10,400,000 for the three month period ended June 30, 2012.

Results of Operations for the Six Months Ended June 30, 2012 and 2011:

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2012 and 2011, respectively.

	For the six	For the sixe
	months ended	months ended	Increase /
	June 30, 2012	June 30, 2011	(Decrease)

Revenue	$-	$-	$-

Operating expenses:
General and administrative	11,291	8,652	2,639
Total operating expenses:	11,291	8,652	2,639

Net operating loss	(11,291)	(8,652)	2,639

Total other income (expense)	(50)	-	50

Net (loss)	$(11,341)	$(8,652)	$2,988

Six Month Period Ended June 30, 2012 Compared to Six Month Period Ended June 30, 2011

Our net loss for the six month period ended June 30, 2012 was $(11,341) compared to a net loss of $(8,652) for the six month period ended June 30, 2011, an increase of $2,689, or 31%. During the six month periods ended June 30, 2012 and 2011, we did not generate any revenue.

During the six month period ended June 30, 2012, we incurred general and administrative expenses $11,291 compared to $8,652 incurred during six month period ended June 30, 2011, an increase of $2,639, or 31%. General and administrative expense consisted primarily of professional fees and costs to maintain our common stock with a transfer agent. Our increased general and administrative expenses was due to annual transfer agent fees that were prepaid during the third quarter of 2011 and our being expensed ratably over the service period, which were not incurred during the comparative six month period ended June 30, 2011.

The weighted average number of shares outstanding was 10,400,000 for the six month period ended June 30, 2012.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at June 30, 2012 compared to December 31, 2011.

	June30,	December 31,	Increase /
	2012	2011	(Decrease)
Total Assets	$2,006	$11,297	$(9,291)

Accumulated (Deficit)	$(34,935)	$(23,594)	$11,341

Stockholders’ Equity	$1,906	$10,056	$(8,150)

Working Capital	$1,906	$10,056	$(8,150)

As at June 30, 2012, our current assets were $2,006 compared to $11,297 at December 31, 2011. Current assets were comprised of $241 in cash, $507 in prepaid expenses and $1,258 in inventory. As of June 30, 2012, our current liabilities were $100. Current liabilities were comprised of $100 in accounts payable.

Stockholders’ equity was $1,906 as of June 30, 2012 compare to stockholders’ equity of $10,056 as of December 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2012, net cash flows used in operating activities was $(6,291) consisting of a net loss of $(11,341), a decrease in prepaid expenses of $5,000 and $50 of imputed interest on related party loans. Net cash flows used in operating activities was $(36,550) for the period from inception (November 29, 2010) to June 30, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended June 30, 2012, net cash provided by financing activities was $2,000. For the period from inception (November 29, 2010) to June 30, 2012, net cash provided by financing activities was $36,791 received from proceeds from the issuance of common stock, and loans from our Director.

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

Material Commitments

As of June 30, 2012, we had no material commitments.

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

Going Concern

The independent auditors’ audit report accompanying our financial statements for the fiscal year ended December 31, 2011 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our Chief Executive and Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our Chief Executive Financial Officer of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2012. Based on that evaluation, our Chief Executive and Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.(#)

101.SCH	XBRL Schema Document.(#)

101.CAL	XBRL Calculation Linkbase Document.(#)

101.DEF	XBRL Definition Linkbase Document.(#)

101.LAB	XBRL Labels Linkbase Document.(#)

101.PRE	XBRL Presentation Linkbase Document.(#)

* Indicates a document being filed with this Quarterly Report.

** Information in this Quarterly Report furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

(#) Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Quarterly Report within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLIE GPS INC.

Dated: August 21, 2012	By: /s/ Jarnes Khorozian
Name: Jarnes Khorozian
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)

