Form 10-Q/A
period 2012-06-30
Charlie GPS Inc
filed 2012-09-13
CIK 1509351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

There were 10,400,000 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 17, 2012.

EXPLANATORY NOTE

Charlie GPS Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 (“Form 10-Q”) with the U.S. Securities and Exchange Commission (the “SEC”) on August 21, 2012. The Company is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the unaudited condensed financial statements and related footnotes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). Except as described above, no other changes have been made to the Form 10-Q, and this Form 10-Q/A does not modify or update any other information in the Form 10-Q. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time the Form 10-Q was filed. Among other things, forward-looking statements made in the Form 10-Q have not been updated or revised to reflect events, results or developments that have occurred, or facts that have become known to the Company after the date of the Form 10-Q, and such forward-looking statements should be read in their historical context. This Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Form 10-Q, including any amendments to those filings. New certifications by the Company’s principal executive officer and principal accounting officer are not required to be filed or furnished with this Form 10-Q/A.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 333-172685), filed with the SEC on August 21, 2012, Exhibit 31.1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 333-172685), filed with the SEC on August 21, 2012, Exhibit 31.2)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Previously furnished as Exhibit 32.1 to the Quarterly Report on Form 10-Q (File No. 333-172685), filed with the SEC on August 21, 2012)

101.INS	XBRL Instance Document (#)

101.SCH	XBRL Schema Document (#)

101.CAL	XBRL Calculation Linkbase Document (#)

101.DEF	XBRL Definition Linkbase Document (#)

101.LAB	XBRL Labels Linkbase Document (#)

101.PRE	XBRL Presentation Linkbase Document (#)

(#) Submitted electronically with this Form 10-Q/A. This information in this Form 10-Q/A furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLIE GPS INC.

Dated: September 13, 2012	By:	/s/ Jarnes Khorozian
	Name: Title:	Jarnes Khorozian President, Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)