Form 10-Q
period 2012-09-30
Charlie GPS Inc
filed 2012-11-16
CIK 1509351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to _________

Commission File Number: 333-172685

CHARLIE GPS INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-4387595 (I.R.S. Employer Identification No.)

c/o Gottbetter & Partners, LLP
400 Madison Avenue, 12th Fl., new York, NY 10022	07031
(Address of principal executive offices)	(Zip Code)

(212) 400-6900

(Registrant’s telephone number, including area code)

101 Ridge Road, North Arlington, NJ 07031

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

There were 10,400,000 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 7, 2012.

CHARLIE GPS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)

Current assets:
Cash	$-	$4,532
Prepaid expenses	-	5,507
Inventory	1,258	1,258
Total current assets	1,258	11,297

Total assets	$1,258	$11,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$104,726	$100
Notes payable, related party	-	1,141
Total current liabilities	104,726	1,241

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares
authorized, 10,400,000 shares issued and outstanding	10,400	10,400
Additional Paid in Capital	29,241	23,250
(Deficit) accumulated during development stage	(143,109)	(23,594)
Total stockholders' equity (deficit)	(103,468)	10,056

Total liabilities and stockholders' equity (deficit)	$1,258	$11,297

See accompanying notes to financial statements.

CHARLIE GPS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended		November 29, 2010
	September 30,		September 30,		(inception) to
	2012	2011	2012	2011	September 30, 2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	108,174	7,514	119,465	16,166	143,059
Total operating expenses	108,174	7,514	119,465	16,166	143,059

Net operating loss	(108,174)	(7,514)	(119,465)	(16,166)	(143,059)

Other income (expense):
Interest expense	-	-	(50)	-	(50)

Net loss	$(108,174)	$(7,514)	$(119,515)	$(16,166)	$(143,109)

Weighted average number of common shares
outstanding - basic and fully diluted	10,400,000	9,653,261	10,400,000	8,562,637

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

See accompanying notes to financial statements.

CHARLIE GPS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine	For the Nine	November 29, 2010
	Months Ended	Months Ended	(inception) to
	September 30, 2012	September 30, 2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(119,515)	$(16,166)	$(143,109)
Adjustments to reconcile net loss
to net cash used in operating activities:
Imputed interest on non-interest bearing related party loans	50	-	50
Decrease (increase) in assets:
Prepaid expenses	5,507	(8,027)	-
Inventories	-	(1,258)	(1,258)
Increase (decrease) in liabilities:
Accounts payable	107,426	-	107,526
Net cash used in operating activities	(6,532)	(25,451)	(36,791)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	2,000	1,650	4,791
Proceeds from the sale of common stock	-	24,000	32,000
Net cash provided by financing activities	2,000	25,650	36,791

NET CHANGE IN CASH	(4,532)	199	-
CASH AT BEGINNING OF PERIOD	4,532	8,000	-

CASH AT END OF PERIOD	$-	$8,199	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed capital from the forgiveness of debt, related party	$5,941	$-

See accompanying notes to financial statements.

Charlie GPS, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Charlie GPS, Inc. (“the Company”) was incorporated in the state of Nevada on November 29, 2010 (“Inception”). The Company was in the GPS tracking system business up until October 16, 2012 when the Company began to redirect the Company’s business in a way that would take advantage of certain current trends in the social media marketplace.

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

Cash and Cash Equivalents

We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at November 29, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the nine months ended September 30, 2012 and 2011.

Charlie GPS, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $-0- for the nine months ended September 30, 2012 and 2011.

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

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

Charlie GPS, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, and incurred net losses from operations resulting in an accumulated deficit of $143,109 as of September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

The Company received unsecured, non-interest bearing demand loans totaling $2,000 and $1,141 at various dates through September 30, 2012 and December 31, respectively from the Company’s former CEO. These loans were forgiven and contributed as capital on June 30, 2012.

Charlie GPS, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

On August 20, 2012 a related party contributed capital of $2,800 by paying for audit and accounting services on behalf of the Company.

Interest has been imputed using the Company’s estimated borrowing rate of 8% per annum. Estimated interest expense of $50 and $-0- has been recognized during the nine months ended September 30, 2012 and 2011, respectively.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of September 30, 2012 and December 31, 2011:

Fair Value Measurements at September 30, 2012
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$-	$-	$-

Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$-	$-	$-

Charlie GPS, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 5 – Inventory

As of September 30, 2012 and December 31, 2011 inventory consisted of the following:

	September 30,	December 31,
	2012	2011

Finished goods, GPS units	$1,258	$1,258

Note 6 – Notes Payable, Related Parties

At various dates through September 30, 2012, the Company received unsecured, non-interest bearing loans totaling $3,141, due on demand from the Company’s former CEO. On June 30, 2012, the former CEO forgave these loans and contributed them as capital, along with $50 of imputed interest.

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

For the nine months ended September 30, 2012 and the year ended December 31, 2011, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2012, the Company had approximately $143,109 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	September 30,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$143,109	$23,594

Net deferred tax assets before valuation allowance	$50,090	$8,260
Less: Valuation allowance	(50,090)	(8,260)
Net deferred tax assets	$-	$-

Charlie GPS, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2012 and December 31, 2011, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	September 30,	December 31,
	2012	2011

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 9 – Subsequent Events

The Company has evaluated subsequent events from September 30, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

Introduction

Charlie GPS Inc. started operations in the GPS business on November 29, 2010. We had planned to offer a convenient and cost effective vehicle tracking solution comprising of a GPS tracking unit and software. A GPS tracking unit is a device that uses the Global Positioning System to determine the precise location of a vehicle, person, or any other asset to which it is attached and to record the position of the asset at regular intervals. On October 16, 2012 the Company began to redirect the Company’s business in a way that would take advantage of certain current trends in the social media marketplace. We have begun discussions with potential new management who are interested in taking the Company into a new strategic direction. This team would redirect the Company’s business in a way that would take advantage of certain current trends in the social media marketplace.

The completion of this described change is conditioned on, among other things, the parties reaching agreement on all final terms and conditions of the proposed management change. The Company can provide no assurances that these conditions will be satisfied and cautions investors against making investment decisions based on any expectation that the proposed transaction will be consummated, because, in its view, such expectations are speculative.

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

Results of Operations for the Three Months Ended September 30, 2012 and 2011:

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2012 and 2011, respectively.

	For the three	For the three
	months ended	months ended	Increase /
	September 30, 2012	September 30, 2011	(Decrease)

Revenue	$-	$-	$-

Operating expenses:
General and administrative	108,174	7,514	100,660
Total operating expenses:	108,174	7,514	100,660

Net operating loss	(108,174)	(7,514)	100,660

Total other income (expense)	-	-	-

Net (loss)	$(108,174)	$(7,514)	$100,660

Three Month Period Ended September 30, 2012 Compared to Three Month Period Ended September 30, 2011

Our net loss for the three month period ended September 30, 2012 was $(108,174) compared to a net loss of $(7,514) for the three month period ended September 30, 2011, an increase of $100,660, or 1,340%. During the three month periods ended September 30, 2012 and 2011, we did not generate any revenue.

During the three month period ended September 30, 2012, we incurred general and administrative expenses $108,174 compared to $7,514 incurred during three month period ended September 30, 2011, an increase of $100,660, or 1,340%. General and administrative expense consisted primarily of professional fees and costs to maintain our common stock with a transfer agent. Our increased general and administrative expenses were primarily due to legal fees incurred during the third quarter of 2012 related to our search for merger candidates to shift our business focus and take advantage of certain current trends in the social media marketplace, which were not incurred during the comparative three month period ended September 30, 2011.

The weighted average number of shares outstanding was 10,400,000 for the three month period ended September 30, 2012.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011:

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2012 and 2011, respectively.

	For the nine	For the nine
	months ended	months ended	Increase /
	September 30, 2012	September 30, 2011	(Decrease)

Revenue	$-	$-	$-

Operating expenses:
General and administrative	119,465	16,166	103,299
Total operating expenses:	119,465	16,166	103,299

Net operating loss	(119,465)	(16,166)	103,299

Total other income (expense)	(50)	-	50

Net (loss)	$(119,515)	$(16,166)	$103,349

Nine Month Period Ended September 30, 2012 Compared to Nine Month Period Ended September 30, 2011

Our net loss for the nine month period ended September 30, 2012 was $(119,515) compared to a net loss of $(16,166) for the nine month period ended September 30, 2011, an increase of $103,349, or 639%. During the nine month periods ended September 30, 2012 and 2011, we did not generate any revenue.

During the nine month period ended September 30, 2012, we incurred general and administrative expenses $119,465 compared to $16,166 incurred during nine month period ended September 30, 2011, an increase of $103,299, or 639%. General and administrative expense consisted primarily of professional fees and costs to maintain our common stock with a transfer agent. Our increased general and administrative expenses were primarily due to legal fees incurred during the third quarter of 2012 related to our search for merger candidates to shift our business focus and take advantage of certain current trends in the social media marketplace, which were not incurred during the comparative nine month period ended September 30, 2011.

The weighted average number of shares outstanding was 10,400,000 for the nine month period ended September 30, 2012.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at September 30, 2012 compared to December 31, 2011.

	September 30,	December 31,	Increase /
	2012	2011	(Decrease)
Total Assets	$1,258	$11,297	$(10,039)

Accumulated (Deficit)	$(143,109)	$(23,594)	$119,515

Stockholders’ Equity (Deficit)	$(103,468)	$10,056	$(113,524)

Working Capital	$(103,468)	$10,056	$(113,524)

As at September 30, 2012, our current assets were $1,258 compared to $11,297 at December 31, 2011. Current assets were comprised of $1,258 in inventory. As of September 30, 2012, our current liabilities were $104,726. Current liabilities were comprised of $104,726 in accounts payable, which was primarily owed to our attorneys.

Stockholders’ equity was $(103,468) as of September 30, 2012 compare to stockholders’ equity of $10,056 as of December 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2012, net cash flows used in operating activities was $(6,532) consisting of a net loss of $(119,515), a decrease in prepaid expenses of $5,507, $50 of imputed interest on related party loans and an increase of $107,426 in accounts payable. Net cash flows used in operating activities was $(36,791) for the period from inception (November 29, 2010) to September 30, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended September 30, 2012, net cash provided by financing activities was $2,000 received from proceeds from notes payable. For the period from inception (November 29, 2010) to September 30, 2012, net cash provided by financing activities was $36,791 received from proceeds from the issuance of common stock, and loans from our Director.

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

Material Commitments

As of September 30, 2012, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our Chief Executive and Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our Chief Executive Financial Officer of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2012. Based on that evaluation, our Chief Executive and Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1/32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.***

101.SCH	XBRL Schema Document.***

101.CAL	XBRL Calculation Linkbase Document.***

101.DEF	XBRL Definition Linkbase Document.***

101.LAB	XBRL Labels Linkbase Document.***

101.PRE	XBRL Presentation Linkbase Document.***

* Indicates a document being filed with this Quarterly Report.

** Information in this Quarterly Report furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

*** To be furnished by amendment. The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLIE GPS INC.

Dated: November 16, 2012	By: /s/ Lisa Andoh
Name: Lisa Andoh
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)

