Form 10-K
period 2012-12-31
Eventure Interactive, Inc.
filed 2013-04-16
CIK 1509351

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Year Ended: December 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-172685

EVENTURE INTERACTIVE, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4387595
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3420 Bristol Street, 6th Floor, Costa Mesa, CA	92626
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number: 855.986.5669

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2012, there were 10,400,000 shares of the registrant's common stock, par value $0.001, issued and outstanding. Of these, 2,400,000 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates on June 30, 2012 was $0 as registrant’s common stock was not trading on June 30, 2012.

As of March 22, 2013, there were 18,232,500 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,”, “plans,” “may,” “could,” “should,” “likely,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

Factors that might cause or contribute to such differences include, but are not limited to, those discussed below and in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to successfully engage, in the social media business;

2.	Our ability to successfully develop and grow our business;

3.	The intensity of competition in the social media industry;

4.	Our ability to raise additional capital if, as, and when needed on acceptable terms;

5.	General economic conditions that affect our industry or the global environment in which we operate; and

6.	Our ability to successfully attract and retain management and other key employees.

All references in this Form 10-K to the “Company,” “we,” “us” or “our” are to Eventure Interactive, Inc. and unless otherwise differentiated, its subsidiary, Local Event Media, Inc.

PART I

ITEM 1.	BUSINESS

Organizational History

We were incorporated in the State of Nevada under the name Charlie GPS Inc. on November 29, 2010, to engage in the business of distribution of GPS tracking units with user ability to track their assets over internet based systems. We developed our business plan and commenced operations in this area but did not achieve any operating revenues. In November 2012 we engaged in discussions involving a possible purchase of social media related assets.

On November 20, 2012, we filed Amended and Restated Articles of Incorporation (the “First Charter Amendment”) with the Nevada Secretary of State to, among other things, (i) change our name to Live Event Media, Inc.; (ii) increase our authorized capitalization from 75,000,000 shares, consisting of 75,000,000 shares of common stock, $0.001 par value per share, to 310,000,000 shares, consisting of 300,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of blank check preferred stock, $0.001 par value per share; and (iii) limit the liability of our officers and directors to us, our stockholders and our creditors to the fullest extent permitted by Nevada law. Our Board of Directors, by written consent dated November 19, 2012, approved, and stockholders holding 8,000,000 shares (approximately 76.92%) of our outstanding common stock on November 19, 2012, consented in writing to, the First Charter Amendment.

On February 20, 2013, we filed Amended and Restated Articles of Incorporation (the “Second Charter Amendment”) with the Nevada Secretary of State to change our name to Eventure Interactive, Inc., Our Board of Directors, by written consent dated February 19, 2013, approved and stockholders holding 13,431,250 shares (approximately 75.1%) of our outstanding common stock on February 19, 2013, consented in writing to the Second Charter Amendment.

On November 21, 2012, we entered into and closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Local Event Media, Inc., our wholly owned Nevada subsidiary, and Gannon Giguiere and Alan Johnson (collectively the “Sellers”) under which the Sellers sold to us assets (the “Assets”) intended to enable us to engage in the social media business. The Assets consist of a software platform with millions of lines of code authored in various languages including, but not limited to HTML, Java, Python and SQL. The software platform operates at multiple levels from a back-end, middle-ware and front-end, all which have been compiled into a fully functional web based application. The software has been and will continue to be written locally by various software developers, committed to a storage vault and then compiled into a functional application, which is then served on rented servers or what is currently referred to as a cloud server farm.

Business Overview and Strategy

Since November 21, 2012, we have engaged in the social media business. Our first project is the socialization of the ordinary utilitarian calendar. Every day, millions of people are forced to use multiple applications to plan, invite, navigate, capture, organize and share their social and business events. Without organization and a simple retrieval system, sharing and recalling the memories are often difficult, and many times non-existent. In addition, currently used techniques of memory sharing are person-to-person as opposed to people-to-event, so many captured memories never end up being socially shared correctly. The currently available apps are disjointed which results in a scattered experience for the user. It is not uncommon for a person to have several thousand photos on his camera roll and also replicated on his hard drive; have to toggle between multiple calendars and invite applications; and have to spend endless hours organizing and attaching photos and videos; just so he can share the memories captured from an event. Thus, there is not a simple one-stop solution that syncs and allows for access and review of activities.

Our technically unique, yet simple-to-use application addresses these inefficiencies in the social marketplace by enabling captured memories to be centrally stored and effortlessly shared among event attendees in a secure, real-time ad-hoc network. Even for those who could not attend, our “Wish You Were Here” feature allows for a participation in an online stream of the event activities, thus truly socializing the event within the user’s circle of connections.

During 2013, we will continue to develop and commercialize our social media business with the objective of creating operating revenues. This may require us to raise additional funds to support our future growth plans.

The Company is a speculative investment, and investors may lose some or all of their investment in the Company.

Asset Purchase Agreement

In conjunction with the Asset Purchase Agreement and in consideration of the purchase of the Assets, we issued an aggregate of 14,582,500 shares of our restricted common stock to the Sellers and their assigns. In conjunction with the closing under the Asset Purchase Agreement (the “Closing”), we closed on the sale of 200,000 shares of our common stock at a price of $0.50 per share or an aggregate of $100,000 pursuant to a private offering in which we are selling a minimum of 200,000 shares of common stock ($100,000) and a maximum of 2,000,000 shares of common stock ($1,000,000).

At the Closing or in anticipation of the Closing, we also took the following actions:

•	We transferred all of our pre-Asset Purchase Agreement assets, excluding the private placement offering proceeds, and all of our pre-Asset Purchase Agreement liabilities, to a newly formed wholly owned subsidiary, Charlie GPS Split Corp. (“Split-Off Subsidiary”) and in connection therewith transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to our pre-Asset Purchase Agreement principal stockholder in exchange for the surrender and cancellation of 8,000,000 shares of our common stock owned by such stockholder.

•	Effective November 19, 2012, our board of directors and persons holding a majority of our outstanding common stock adopted a Two Million Five Hundred Thousand (2,500,000) share Equity Incentive Plan for future issuances, at the discretion of our board of directors, of awards to officers, key employees, consultants and directors.

•	Effective at Closing, our pre-Asset Purchase Agreement officers and directors resigned, we increased the size of our board of directors to three members, at least one of which shall be independent, with the intent to increase the board to at least five members post-Closing, at least three of which shall be independent and we appointed new executive officers and two directors to fill the vacancies created by the resignations and the increase in the size of the board. In connection therewith we appointed Gannon Giguiere as our Chairman, Chief Executive Officer and Secretary and appointed Alan Johnson as our President and as a Director.

•	Effective at Closing, we executed 24 month lock-up agreements with all post-Closing officers and directors and all stockholders holding ten percent or more of our common stock.

•	Effective at Closing, we entered into Employment Agreements with Gannon Giguiere and Alan Johnson.

•	Effective at Closing, we entered into Indemnification Agreements with Gannon Giguiere and Alan Johnson under which we agreed to indemnify Messrs. Giguiere and Johnson and to provide for advancement of expenses under certain circumstances to the fullest extent permitted by applicable law.

•	We adopted a Code of Ethics applicable to our principal officers.

Domain Name Acquisition

On December 28, 2012, we entered into a Domain Name Purchase and Assignment Agreement pursuant to which we acquired the internet domain name “eventure.com” for $60,000 and 25,000 shares of our restricted common stock. We have agreed to buy back the restricted shares from the domain name seller at a price of $0.60 per share if they are not saleable under Rule 144 of the Securities Act of 1933, as amended, eight months following their issuance date. We subsequently launched a social calendar application on our website, www.eventure.com.

Employment/Consulting Agreements

Effective upon the November 21, 2012 Closing of the Asset Purchase Agreement, we entered into 3-year employment agreements with each of Gannon Giguiere and Alan Johnson under which Mr. Giguiere is serving as our Chief Executive Officer, Chief Financial Officer, and Secretary and Mr. Johnson is serving as our President. See Part III, Item 10. Directors, Executive Officers and Corporate Governance – Employment Agreements.

Effective January 1, 2013, we engaged Ryan Fuller as our Creative Director at a base annual salary of $80,000 with the right to earn an annual bonus of up to an additional $80,000. In connection therewith, on January 2, 2013 we also issued 100,000 non-statutory stock options to Mr. Fuller under our EIP, each option being exercisable at a price of $0.50 per share for a period of ten years from issuance.

Effective January 1, 2013, we engaged Timothy Lyons as our Chief Technology Officer. In connection therewith, on January 2, 2013 we issued 300,000 non-statutory stock options to Mr. Lyons under our 2012 Equity Incentive Plan, each option being exercisable at a price of $0.50 per share for a period of ten years from issuance. We are also paying Mr. Lyons $5,000 per month for his services.

Effective April 1, 2013, we engaged Michael D. Rountree as our chief financial officer. In connection therewith, we are paying Mr. Rountree $2,500 per month and issued 50,000 non-statutory stock options to Mr. Rountree exercisable for the purchase of 50,000 shares of our common stock at a price of $1.00 per share.

Advisory Board

Effective December 3, 2012, we established an advisory board to provide us with financial, technical and business advice and appointed the initial four members thereto. See Directors, Executive Officers and Corporate Governance – Advisory Board.

The Social Media Market

According to eMarketer, as of 2012 the social networking market is estimated to include approximately 1.43 billion users worldwide. At first blush, it appears that the overall social category may be viewed as “crowded”, but we have identified what we believe to be an overlooked entry point and are focused on establishing market leadership in the social calendaring sub-category.

Leveraging a robust technology, we are currently extending our technical depth and product features, while pursuing a proven, integrated promotional strategy targeting the largest social networks (e.g. Facebook, Linkedin and Google+) as beach-head traffic sources.

We expect that our device agnostic application will fulfill a gap within each established social network’s respective product offerings, which will ultimately empower users world-wide to easily use and adopt us as their go-to social calendaring application.

Business Model and Strategy

We believe our Social Calendaring application to be unique and that it will appeal to both social and work events, allowing for a comprehensive business model including:

•	Digital Invitation Sales
•	Ad Suppression Subscription
•	Media Cloud Storage
•	Event Ticket Sales
•	Sponsored Content
•	Targeted Listings
•	Promotional Offers

We expect to able to generate multiple revenue streams from each user, as well as professional event organizations and eventually project management professionals.

Employees

As of December 31, 2012, we had 2 full time employees consisting of Gannon Giguiere, our CEO, CFO and Secretary and Alan Johnson, our President.

Reports to Security Holders

We file annual, quarterly, current and special reports and other information with the Securities and Exchange Commission. You may read and obtain copy of any reports, statement or other information that we file with the Commission at the Commission's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Commission at (202) 551-8090 for further information on the public reference room. These Commission filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the Commission at http://www.sec.gov.

ITEM 1A.    RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this Annual Report, including information in the section of this Annual Report entitled "Information Regarding Forward Looking Statements." The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, and you may lose all or part of your investment.

RISKS RELATED TO OUR FINANCIAL RESULTS

We have incurred losses since our inception, have yet to achieve profitable operations and anticipate that we will continue to incur losses for the foreseeable future.

For 2012, we incurred an operating loss of $1,283,594. We have generated no revenues to date. We plan to increase our expenses associated with the development of our social media business. There is no assurance we will be able to derive revenues from the exploitation of our social media business to successfully achieve positive cash flow or that our social media business will be successful. If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis to generate revenues in the future.

We believe that long-term profitability and growth will depend on our ability to:

•	develop and grow our social media business; or

•	engage in any alternative business.

Inability to successfully execute on any of the above, among other factors, could have a material adverse effect on our business, financial results or operations.

Because we have a limited operating history, have yet to attain profitable operations and will need additional financing to fund our businesses, there is doubt about our ability to continue as a going concern.

Our consolidated financial statements for the year ended December 31, 2012 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have accumulated a loss to date and have relied on raising funds through private placements. During 2012, we raised $475,000 from sales of our common stock and at December 31, 2012 held $357,643 in cash. Our consolidated financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying consolidated financial statements, we have incurred a net loss of $1,307,188 for the period from November 29, 2010 (date of inception) to December 31, 2012 and have not generated any revenues. The future of our Company is dependent upon our ability to obtain financing, upon the future success of our social media businesses and upon profitable operations from the development of acquisitions, if any. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

If we engage in acquisition or expansion activities, we may require additional financing to fund our operations. We will seek such additional funds through private placements of our equity or debt securities or through loans from financial institutions, our directors or our stockholders. Currently, we do not have any arrangements in place for additional funding. There can be no assurance that we will be able to raise additional funds, if needed, on terms acceptable to us. If we do not obtain additional financing, when required, our planned business may fail.

Obtaining additional financing is subject to a number of factors, including investor acceptance of the value of our social media business. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

To date, our sources of cash have been primarily limited to the sale of our equity securities. We cannot be certain that additional funding via this means will be available on acceptable terms, if at all. To the extent that we are able to raise additional funds by issuing equity securities, our existing stockholders may experience significant dilution. Any debt financing that we may secure, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, when required, or on acceptable terms, we may have to delay or scale back significantly or discontinue our planned business projects. Inability to obtain these or other sources of capital could have a material adverse effect on our business, financial results or operations.

RISKS RELATED TO OUR MANAGEMENT AND CORPORATE GOVERNANCE

We have no independent directors, which poses a significant risk for us from a corporate governance perspective.

Two of our three executive officers, namely Gannon Giguiere, our chief executive officer and secretary, and Alan Johnson, our president, also serve as our two directors. Our directors and executive officers are required to make interested party decisions, such as the approval of related party transactions, their level of compensation, and oversight of our accounting function. Our directors and executive officers also exercise control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. We have chosen not to implement various corporate governance measures, the absence of which may cause stockholders to have more limited protections against transactions implemented by our board of directors, conflicts of interest and similar matters. Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may find it difficult to attract senior management in the absence of Directors and Officers Insurance.

We do not presently maintain Directors and Officers Insurance. This may deter or preclude persons from joining our management or cause them to demand additional compensation to join our management.

We will need to increase our size, and may experience difficulties in managing growth.

We are a smaller reporting company with 2 employees as of December 31, 2012. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead to develop our prospective social media businesses and to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. Inability to manage future growth could have a material adverse effect on our business, financial results or operations.

RISKS RELATED TO OUR SOCIAL MEDIA BUSINESS

Our social media business is a startup business. No assurance can be given that we can successfully achieve demand for our products and services and achieve profitability.

We started our social media business upon the November 21, 2012 closing of the Asset Purchase Agreement. There is no certainty that our products and services will achieve market acceptance or that we will achieve profitability. Commercial relationships have to be developed with other market participants to deliver our products and services to market which cannot be guaranteed to be consummated in a timely fashion, if at all.

Our business may suffer if we are unable to attract or retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management, as well as other personnel. We have a small management team, and the loss of a key individual or our inability to attract suitably qualified replacements or additional staff could adversely affect our business. Our success also depends on the ability of management to form and maintain key commercial relationships within the market place. No assurance can be given that key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.

We are operating in a highly competitive market.

The development and marketing of social media business is extremely competitive. In many cases we will compete with entrenched social media businesses already established. Competitors range from development stage companies to established companies, most of which have substantially greater financial, technical, marketing and human resource capabilities than we have, as well as established positions in markets and name brand recognition.

The development of our business is uncertain.

Our development efforts are subject to unanticipated delays, expenses or technical or other problems, as well as the possible insufficiency of funding to complete development. Our success will depend, in part, upon our products, services and technologies meeting acceptable cost and performance criteria, and upon their timely introduction into the marketplace. All of our proposed products, services and technologies may never be successfully developed, and even if developed, they may not satisfactorily perform the functions for which they are designed. Additionally, these products and services may not meet applicable price or performance objectives. Unanticipated technical or other problems may accrue which would result in increased costs or material delays in their development or commercialization.

RISKS RELATING TO OUR COMMON STOCK

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. While we believe that such exemptions were applicable to offers and sales of our common stock, we have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial pre-emption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

We may need additional capital that will dilute the ownership interest of investors.

We may require additional capital to fund our future business operations. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock, who may experience dilution of their ownership interest of our common stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common Stock by our board of directors may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

Our shares qualify as a penny stock. As such, we are subject to the risks associated with "penny stocks". Regulations relating to "penny stocks" limit the ability of our stockholders to sell their shares and, as a result, our stockholders may have to hold their shares indefinitely.

Our common stock is deemed to be "penny stock" as that term is defined in Regulation Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a "recognized" national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section 15(g) of the United States Securities Exchange Act of 1934 and Regulation 240.15g(c)2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our Common Stock are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be "penny stock".

Moreover, Regulation 240.15g-9 of the Securities and Exchange Commission requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them. Holders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks suffers from patterns of fraud and abuse. Such patterns include:

(i)	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

(ii)	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

(iii)	boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

(iv)	excessive and undisclosed bid-ask differential and mark-ups by selling broker-dealers; and

(v)	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our business address is 3420 Bristol Street, Costa Mesa, CA. We utilize approximately 1,500 square feet of office space at such address which is provided to us on a rent free basis by an affiliate at one of our executive officers.

We do not own any real estate.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

From time to time we may be a defendant and plaintiff in various other legal proceedings arising in the normal course of our business. Except as disclosed above, we are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Annual Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

“Bid” and ”ask” prices for our common stock have been quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) and on OTC Markets since October 17, 2012. From October 17, 2012 through December 3, 2012, our common stock was quoted on the OTCBB under the symbol “CGPS.OB” and on OTC Markets under the symbol “CGPS.QB.” From December 4, 2012 through March 13, 2013, our common stock was quoted on the OTCBB under the symbol “LEVT.OB” and on OTC Markets under the symbol “LEVT.QB.” Since March 14, 2013, our common stock has been quoted on the OTCBB under the symbol “EVTI.OB” and on OTC Markets under the symbol “EVTI.QB.” Prior to October 17, 2012, our common stock was not quoted.

The following table sets forth, for the quarters indicated, the high and low closing bid prices per share of our common stock on the OTCBB, reported by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low

December 31, 2012	$1.71	$0.82

As of December 31, 2012, we had 19 shareholders of record for our common stock.

Dividends

We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

On November 21, 2012, we issued an aggregate of 14,582,500 shares of our common stock to three persons in connection with the closing under our Asset Purchase Agreement. The shares were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.

Effective December 28, 2012, we issued 25,000 shares of our common stock to one person in connection with a Domain Name Purchase and Assignment Agreement. The shares were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

In November 2012, we commenced a private placement offering of a minimum of 200,000 shares and a maximum of 2,000,000 shares at a price of $0.50 per share. On November 21, 2012 we closed on the sale of and issued 200,000 shares ($100,000). On December 19, 2012 we closed on the sale of and issued 600,000 shares ($300,000). On December 20, 2012 we closed on the sale of and issued 150,000 shares ($75,000). The shares were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

In November 2012, our Board of Directors authorized the grant of non-statutory stock options under our 2012 Equity Incentive Plan to our two executive officers to purchase an aggregate of 200,000 shares of our common stock. All of these options are exercisable for a period of ten years at an exercise price of $0.50 per share. The issuances of the options were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

On December 3, 2012, we granted to the four members of our Advisory Board ten year warrants to purchase an aggregate of 750,000 shares of our common stock at a price of $0.01 per share. The warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

In January 2013, our Board of Directors authorized the grant of an aggregate of 900,000 non-statutory stock options under our 2012 Equity Incentive Plan to four persons, including our two executive officers, to purchase up to an aggregate of 900,000 shares of our common stock. All of these options are exercisable for a period of ten years at an exercise price of $0.50 per share. The issuances of the options were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer nor involving a public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

In February 2013, our Board of Directors authorized the grant of an aggregate of 350,000 stock options under our 2012 Equity Incentive Plan to nine persons to purchase up to an aggregate of 350,000 shares of our common stock. All of these options are exercisable for a period of ten years at an exercise price of $0.50 per share. The issuances of the options were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer nor involving a public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

In March 2013, we commenced a private placement offering of a maximum of 1,000,000 shares at a price of $1.00 per share. On March 7, 2013 we closed on the sale of 250,000 shares ($250,000). The shares were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Effective March 5, 2013, we issued 25,000 shares of our common stock to one person in connection with a Corporate Advisory and Investor Relations Agreement. The shares were issued in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

In April 2013, we issued 50,000 non-statutory stock options under our 2012 Equity Incentive Plan to our chief financial officer to purchase up to 50,000 shares of our common stock. These options are exercisable for a period of ten years at an exercise price of $1.00 per share. The issuances of the options were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer nor involving a public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

On November 19, 2012, our Board of Directors and stockholders owning a majority of our outstanding shares adopted our 2012 Equity Incentive Plan. A total of 2,500,000 shares of our common stock are reserved for issuance under the 2012 Equity Incentive Plan. If an incentive award granted under the 2012 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2012 Equity Incentive Plan.

Shares issued under the 2012 Equity Incentive Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2012 Equity Incentive Plan. In addition, the number of shares of common stock subject to the 2012 Equity Incentive Plan and the number of shares and terms of any incentive award are expected to be adjusted in the event of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

The following table provides information as of December 31, 2012, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	200,000	$0.50	2,300,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	200,000	$0.50	2,300,000

On January 2, 2013, we authorized for issuance to employees/consultants non-statutory stock options under the 2012 Equity Incentive Plan to purchase up to an aggregate of 900,000 shares of our common stock for a period of ten years at an exercise price of $0.50 per share.

On February 1, 2013, we authorized for issuance to employees/consultants non-statutory stock options under the 2012 Equity Incentive Plan to purchase up to an aggregate of 350,000 shares of our common stock for a period of ten years at an exercise price of $0.50 per share.

In April 2013, we authorized for issuance to our chief financial officer non-statutory stock options under the 2012 Equity Incentive Plan to purchase up to 50,000 shares of our common stock for a period of ten years at the exercise price of $1.00 per share.

See “Executive Compensation” for information regarding individual equity compensation arrangements received by our executive officers pursuant to their employment agreements with us.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and elsewhere in this annual report.

Results of Operations

Loss from Operations

We incurred a loss from operations of $1,283,594 for the year ended December 31, 2012. For the year ended December 31, 2011, we incurred a loss from operations of $23,303. The increase in comparable loss was primarily due to an expense of approximately $930,000 attributable to our December 3, 2012 issuance of an aggregate of 750,000 warrants (the “Advisory Board Warrants”) to members of our Advisory Board exercisable for the purchase of 750,000 shares of our common stock at an exercise price of $0.01 per share. We incurred losses from operations of $1,307,188 for the period from November 29, 2010 (date of inception) through December 31, 2012 and have not yet generated any revenues since inception that can support our operating expenses. We anticipate that we will not generate any material revenues until July 2014.

Revenues

We generated no revenues during the period from November 29, 2010 (date of inception) through December 31, 2012.

Liquidity and Capital Resources

We expect that we will need additional capital to implement our strategies. Given the currently unsettled state of the capital markets and credit markets, there is no assurance that we will be able to raise the amount of capital that we seek for acquisitions or for future growth plans. Even if financing is available, it may not be on terms that are acceptable to us. In addition, we do not have any determined sources for any future funding. If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, including delaying implementation of aspects of our business plan or curtailing or abandoning our business plan. We represent a speculative investment and investors may lose all of their investment.

Since inception, we have been financed primarily by way of sales of our common stock.

At December 31, 2012, cash was $357,647 and we had no other current assets. At the same time we had current liabilities of $93,460, which consisted of accounts payable and accrued expenses. We attribute our net loss from operations to having no revenues to sustain our operating costs as we are a development stage company. At December 31, 2011, cash was $4,532 and we had other current assets of $6,765, which consisted of prepaid expenses and inventory. At the same time we had current liabilities of $1,241,which consisted of an advance from a related party and accounts payable.

Net Cash Used in Operating Activities

Net cash used in operating activities was $53,889 for the year ended December 31, 2012, as compared to net cash used of $29,968 for the year ended December 31, 2011. The increase was primarily due to additional payments for routine operating expenses in 2012.

Net Cash Used in Investing Activities

During the year ended December 31, 2012, we used cash in investing activities of $70,000, as compared to $0 for the year ended December 31, 2011. Cash used in investing activities during the year ended December 31, 2012 was used for our software ($10,000) and domain name ($60,000).

Net Cash Provided by Financing Activities

During the year ended December 31, 2012, we received $477,000 in net cash from financing activities as compared to $26,500 for the year ended December 31, 2011.

General

We will only commit to capital expenditures for any future projects requiring us to raise additional capital as and when adequate capital or new lines of finance are made available to us. There is no assurance that we will be able to obtain any financing or enter into any form of credit arrangement. Although we may be offered such financing, the terms may not be acceptable to us. If we are not able to secure financing or it is offered on unacceptable terms, then our business plan may have to be modified or curtailed or certain aspects terminated. There is no assurance that even with financing we will be able to achieve our goals.

Going Concern

The Company’s financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $1,307,188 as of December 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Significant Accounting Policies

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

Stock-based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, over the vesting or service period, as applicable, of the stock award using the straight-line method.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the consolidated financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

On February 12, 2013 we dismissed M&K CPAS, PLLC (“M&K”) as our independent registered public accounting firm and appointed GBH CPAs, PC (“GBH”) to serve as our new independent registered public accounting firm. The dismissal of M&K and appointment of GBH was approved by our board of directors.

M&K’s report on our financial statements for each of the past two years ended December 31, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the report was qualified as to our ability to continue as a going concern.

During the years ended December 31, 2011 and 2010 and the subsequent interim period through February 12, 2013, there were no: (i) disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which, if not resolved to the satisfaction of M&K, would have caused M&K to make reference to the matter in their report, or (ii) reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2011 and 2010 and the subsequent interim period through February 12, 2013, neither we nor anyone acting on our behalf consulted GBH regarding either: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2012, management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2012.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of independent directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2012, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

Assuming we are able to secure additional working capital, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We also plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directors on our Board.

We anticipate that these initiatives will be implemented in conjunction with the growth of our business.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal. No family relationships exist between any of our present directors and officers. The following table sets forth certain information as of March 22, 2013, with respect to our directors and executive officers.

Name	Position Held	Age	Date of Election or Appointment as Director

Gannon Giguiere	Chief Executive Officer, Secretary and Chairman of the Board of Directors	40	November 21, 2012

Alan Johnson	President and Director	39	November 21, 2012

Michael D. Rountree	Chief Financial Officer	43

Certain biographical information of our directors and officers is set forth below.

Gannon Giguiere, age 40, has served as our Chief Executive Officer, Secretary and Chairman since November 21, 2012.  He has more than 19 years of technical, managerial and business experience. From January 2011 to the present he has worked for Yet To Know, Inc., a mobile productivity application development company, which he founded. From October 2007 to the present he has worked in a senior executive management position for Apex Wellness Group, LLC dba pHion Balance, a nutraceutical company. Mr. Giguiere served as president and chief executive officer for Get Lower, Inc., an online lead generation company focused on consumer mortgage / real estate services, which he founded in January 2004 and operated through September 2007. There, he grew company revenue from $0 to $6,000,000 in 24 months, which lead to a strategic exit. From August 2001 through November 2003 he served as senior vice president for Move, Inc., a public company providing home mortgage and real estate services. From September 1997 through July 2001 he served as senior director for Alta Vista Company, and general manager, e-Commerce, for Alta Vista Shopping.com with management responsibilities including product management and technical development. From June 1995 through June 1997 he worked for IAR, Inc. in a technical and product management capacity. Mr. Giguiere received a degree in Business Administration from the University of Southern California in 1995.

Alan Johnson, age 39, has served as our President and as a Director since November 21, 2012. He has more than 15 years of entrepreneurial business experience. From January 2008 through the present he has worked as the director for marketing and branding initiatives at Global Augmentative Communication Innovators, a socially focused company formed to create global awareness for special needs children. From 1998 through September 2007 he worked for Casa Palmera as a federally licensed hospital administrator. Casa Palmera is an addiction treatment center specializing in eating disorders and pain management. He oversaw all operations which included their technology, search engine optimization, and development of online advertising campaigns. Since November 2005, Mr. Johnson has served as a Board Member for the Andrei Foundation, a foundation devoted to degenerative eye diseases. He is also a founding member of Generation Conservation, a subsidiary of Conservation International, an organization dedicated to the preservation of a stable climate, fresh water, healthy oceans, and reliable food sources throughout the world. Mr. Johnson graduated from the University of Southern California in 1995 with a degree in Business Administration.

Michael D. Rountree, age 43, has served as our Chief Financial Officer since April 1, 2013. Mr. Rountree is a certified public accountant as well as a business and financial manager and advisor. He is the President of Rountree Consulting, a company which he founded in August 1997. Rountree Consulting provides financial, strategy, and business consulting services to clients with the goal of increasing sales and growing revenues, while also actively managing and lowering excess expenses and operational inefficiencies. Prior to forming Rountree Consulting, Mr. Rountree spent 3 years with Deloitte and Touche and Price Waterhouse working on multi-state tax and financial accounting engagements for large Fortune 500 and Global 2000 clients. Mr. Rountree also spent 3 years at the State of California Franchise Tax Board. His initial work was with the traditional corporate and individual audit group, but he was quickly promoted to the forensics audit practice where he handled complex financial, tax and audit engagements. Mr. Rountree holds a BS degree with an emphasis in Accountancy from C.S.U Long Beach and a Masters in Business Taxation from the Leventhal School of Accounting at the University Southern of California.

Employment Agreements

Effective upon the November 21, 2012 Closing of the Asset Purchase Agreement, we entered into 3 year employment agreements with each of Gannon Giguiere and Alan Johnson under which Mr. Giguiere is serving as our Chief Executive Officer and Secretary and Mr. Johnson is serving as our President. Except for job titles and related responsibilities, the employment agreements are identical in all material respects. The employment agreements will be automatically renewed for successive periods of one year at the end of each term unless we or the employee give the other written notice at least 30 days prior to the end of the term or the applicable renewal term, as the case may be. Messrs. Giguiere and Johnson each receive a base annual salary of $180,000 and are each entitled to receive an annual bonus equal to up to 100% of the base annual salary upon our achieving milestones to be determined by our Board of Directors. Each of Messrs. Giguiere and Johnson were also awarded 100,000 stock options under our 2012 Equity Incentive Plan at Closing, exercisable at $.50 per share. The employment agreements also provide for paid vacation time, payment of customary health insurance and other benefits and expense reimbursement. The employment agreements also contain non-compete and non-solicitation provisions effective during the employment period and for 18 months thereafter in the case of the non-compete provision and for 6 months thereafter in the case of the non-solicitation provision unless the employee is terminated without cause or the employee terminates the agreement for good reason, in which case the non-compete and severance provisions are of no further force or effect.

In the event the employee is terminated for cause, or resigns without good reason, employee is entitled to receive all compensation, including bonus payments, accrued through the date of termination. In the event the employee is terminated without cause or resigns for good reason, employee is entitled or will be entitled to receive all compensation, including bonus payments, accrued through the date of termination together with all compensation, including bonus payments, earned through the severance period which is defined as a period of 18 months from termination if more than 18 months remain on the term of the employment agreement at the time of termination or as a period of 12 months from termination, if less than 18 months remain on the term of the employment agreement at the time of termination.

Board Committees

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. We do not have any board committees including a nominating, compensation, or executive committee. We currently have no operating revenues. Presently, we have no independent directors. Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee or any other committee. If we are able to grow our business and increase our operations in the future, then we will likely seek out and retain independent directors and form audit, compensation, and other applicable committees. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. Our two directors perform all functions that would otherwise be performed by committees.

Board of Directors and Board Compensation

All of our directors also serve as executive officers. We do not presently pay our directors for their services as such. Our directors receive compensation in their executive officer capacities.

Corporate Governance

Leadership Structure

Our Board has 2 members as follows: Mr. Gannon Giguiere and Mr. Alan Johnson. We have designated Gannon Giguiere as our Chairman.

Mr. Giguiere has served as our Chief Executive Officer, Secretary and Chairman since November 21, 2012 and served as our Chief Financial Officer, on an interim basis, from March 1, 2013 until April 1, 2013. Mr. Giguiere serves on a full time basis.

Mr. Johnson has served as our President and as a Director since November 21, 2012. Mr. Johnson serves on a full time basis.

We are a small, development stage company. Our two directors also serve as executive officers. Our board members have complementary skills, enabling us to operate in a cost and time effective manner, closely managing our assets. Our Board regularly reviews this structure for optimum fit as our plans progress. We believe that our present management structure is appropriate for a company of our size and state of development.

Our board is actively involved in our risk oversight function and collectively undertakes risk oversight as part of our monthly management meetings. This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

Given our size, we do not have a nominating committee or a diversity policy. Our entire board monitors and assesses the need for and qualifications of additional directors. We may adopt a diversity policy in the future in connection with our anticipated growth.

Advisory Board

Effective December 3, 2012, we established an advisory board to provide us with financial, technical and general business advice and appointed Bruce Hallet, Robert Holmer, Patrick Whelan and Alan Knepper as members thereof.

Bruce Hallett is a co-founder of Miramar Venture Partners and brings his enthusiasm for innovation, product strategy and team building to Miramar’s portfolio of tech start-up companies.  With over two decades of collaborations with technology entrepreneurs, Bruce leads Miramar investments in mobile Internet solutions and software.

Bob Holmen is a co-founder of Miramar Venture Partners.  Bob has spent his career building technology companies in diverse roles, from hardware and software engineering, to senior management, to venture investor.  Bob leads Miramar investments in advanced technology projects focused on his Southern California roots.

Patrick Whelan is President of Declan, LTD. an investment and consulting company. Pat has over two decades of large-scale operational, financial and executive leadership experience both in publicly traded and privately held companies, bringing a very global perspective to Sr. Management teams.

Allan Knepper is currently COO of Emerging Market Access Group where his responsibilities include operational and strategy analysis. He spent 30+ years at Dunavant Enterprises, Inc. where he was an operations, finance and technology officer.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

In November 2012, we adopted a Code of Ethics that applies to our executive officers. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make written request to our President c/o Eventure Interactive, Inc. at 3420 Bristol Street, 6th Floor, Costa Mesa, CA 92626.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two years ended December 31, 2012 and 2011 to (i) all individuals that served as our principal executive officer (“PEO”) or acted in a similar capacity for us at any time during the year ended December 31, 2012; (ii) our two most highly compensated executive officers other than our PEO, that were serving as executive officers of our at December 31, 2012 and that received annual compensation during the year ended December 31, 2012 in excess of $100,000; and (iii) or two most high compensated executive officers that received annual compensation the year ended December 31, 2012 in excess of $100,000 that did not serve as our PEO during the year ended December 31, 2012 and that were not serving as executive officers at December 31,2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option / Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gannon Giguiere	2012	$22,500	0	0	$119,680	0	0	0	$142,180
Chief Executive Officer, Secretary and Chairman of the Board(1)	2011	0	0	0	0	0	0	0	0

Alan Johnson	2012	$22,500	0	0	$119,680	0	0	0	$142,180
President and as a Director	2011	0	0	0	0	0	0	0	0

Lisa Andoh	2012	0	0	0	0	0	0	0	0
Chief Executive Officer(2)	2011	0	0	0	0	0	0	0	0

James Khorizian	2012	0	0	0	0	0	0	0	0
Chief Executive Officer(3)	2011	0	0	0	0	0	0	0	0

(1)	Gannon Giguiere has served as our Principal Executive Officer since November 21, 2012.
(2)	Lisa Andoh has served as our Principal Executive Officer from September 18, 2012 until November 21, 2012.

(3)	James Khorozian serves as our Principal Executive Officer from November 29, 2010 until September 18, 2012.

Grants of Plan-Based Awards

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2012 Equity Incentive Plan. (See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Equity Compensation Plan Information).

The following tables set forth information regarding stock option and other awards granted to our Named Executive Officers during the year ended December 31, 2012.

			Option Awards		Stock Awards
Name	Grant Date	Approval Date	Number of Securities Underlying Options	Exercise or Basic Price of Option Awards ($/Sh)	Number of Shares or Units of Stock	Grant Date Fair Value of Stock and Options Awards ($)
Gannon Giguiere	11/27/12	11/27/12	100,000	$0.50	N/A	$119,680
Alan Johnson	11/27/12	11/27/12	100,000	$0.50	N/A	$119,680
Lisa Andoh	N/A	N/A	N/A	N/A	N/A	N/A
James Khorizian	N/A	N/A	N/A	N/A	N/A	N/A

Outstanding Equity Awards at Year End

The following tables set forth information regarding stock options held by our Named Executive Officers at December 31, 2012.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
Gannon Giguiere	11/27/12	25,000	75,000	0.50	11/27/22
Alan Johnson	11/27/12	25,000	75,000	0.50	11/27/22
Lisa Andoh	N/A	N/A	N/A	N/A	N/A
James Khorizian	N/A	N/A	N/A	N/A	N/A

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 22, 2013 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of March 22, 2013. Unless otherwise indicated below each person’s address is c/o Eventure Interactive, Inc., 3420 Bristol Street, 6th Floor, Costa Mesa, CA 92626. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Gannon Giguiere	Common Stock	7,151,042 shares, direct(3)	38.3%
Alan Johnson	Common Stock	6,851,042 shares, direct(4)	37.3%

All directors and executive officers as a group (2 persons)		14,002,084 shares, direct(5)	74.5%

Aloysios M. Mocek Jr. 4219 Merriweather Road Toledo, OH 73622	Common Stock	1,151,250 shares, direct	6.3%

(1)         As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) within 60 days of March 22, 2013. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)          There were 18,232,500 shares of common stock issued and outstanding on March 22, 2013.

(3)          Includes 435,417 presently exercisable stock options or stock options exercisable within 60 days of March 22, 2013. Excludes 64,583 shares issuable upon exercise of stock options not exercisable within 60 days of March 22, 2013.

(4)          Includes 135,417 shares issuable upon the exercise of presently exercisable stock options and stock options exercisable within 60 days of March 22, 2013. Excludes 64,583 shares issuable upon exercise of stock options not exercisable within 60 days of March 22, 2013.

(5)          Includes 570,834 shares issuable upon the exercise of presently exercisable stock options and stock options exercisable within 60 days of March 22, 2013. Excludes 129,161 shares issuable upon exercise of stock options not exercisable within 60 days of March 22, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

On November 27, 2012, we issued 200,000 non-statutory stock options under our 2012 Equity Incentive Plan.

On January 2, 2013, we issued 900,000 non-statutory stock options under our 2012 Equity Incentive Plan.

On February 1, 2013, we issued 350,000 non-statutory stock options under our 2012 Equity Incentive Plan.

In April 2012, we issued 50,000 non-statutory stock options under our 2012 Equity Incentive Plan

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with the November 21, 2012 Asset Purchase Agreement, we issued an aggregate of 14,582,500 shares of our common stock to the Sellers and their assignees. The Sellers included our two current executive officers (the officers were appointed in connection with the Asset Purchase Agreement), each of whom received 6,715,625 shares. See Part I, Item 1. Business - Business Overview and Strategy - Asset Purchase Agreement.

In November 2012, we issued 100,000 non-statutory stock options under our 2012 Equity Incentive Plan to each of our executive officers. The options have a term of ten years and are exercisable at a price of $0.50 per share. See Part II, Item 5. Market for Registrant’s Common Equity - Related Stockholder Matters and Issuer Purchases of Equity Securities.

In January 2013, we issued 400,000 non-statutory stock options to our Chief Executive Officer and 100,000 non-statutory stock options to our President. The options have a term of ten years and an exercise price of $0.50 per share. See Part II, Item 5. Market for Registrant’s Common Equity - Related Stockholder Matters and Issuer Purchases of Equity Securities.

Effective upon the November 21, 2012 close of the Asset Purchase Agreement, we entered into 3 year employment agreements with our two executive officers. See Part III, Item 10. Directors, Executive Officers and Corporate Governance - Employee Agreements.

In conjunction with the November 21, 2012 Asset Purchase Agreement, we transferred all of our pre-Asset Purchase Agreement assets, excluding PPO proceeds, and all of our pre-Asset Purchase Agreement liabilities, to a newly formed wholly owned subsidiary, Charlie GPS Split Corp. (“Split-Off Subsidiary”) and in connection therewith transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to our pre-Asset Purchase Agreement principal stockholder in exchange for the surrender and cancellation of 8,000,000 shares of our common stock owned by such stockholder.

In April 2013, we issued 50,000 non statutory stock options to our Chief Financial Officer. The options have a term of ten years and an exercise price of $1.00 per share.

Director Independence

Neither of our two present directors are “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) as they also serve as executive officers.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended December 31, 2012 and 2011 are set forth in the table below:

Fee Category	Year ended December 31, 2012	Year ended December 31, 2011

Audit fees (1)	$11,000	$5,800
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$11,000	$5,800

(1)          Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)          Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)          Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)          All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2012, were approved by our board of directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

See Index to Financial Statements immediately following the signature page of this report.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant filed November 29, 2010 (1)
3.2	3.1	Amended and Restated Articles of Incorporation of Registrant filed November 20, 2012 (2)
3.3	3.1	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on February 20, 2013 (4)
3.3	3.2	By-Laws of the Registrant (1)
10.1	10.1	Registrant’s 2012 Equity Incentive Plan (2)
10.2	10.1	Asset Purchase Agreement dated as of November 21, 2012 among Registrant, Local Event Media, Inc., Gannon Giguiere and Alan Johnson (3)
10.3	10.2	Employment Agreement dated as of November 21, 2012 between Registrant and Gannon Giguiere (3)
10.4	10.3	Employment Agreement dated as of November 21, 2012 between Registrant and Alan Johnson (3)
10.5	10.4	Form of Lock-Up Agreement dated as of November 21, 2012 (3)
10.6	10.5	Form of Indemnification Agreement dated as of November 21, 2012 (3)
10.7	10.6	Split-Off Agreement dated November 21, 2012 among Registrant, Charlie GPS Split Corp. and James Khorozian (3)
10.8	10.7	General Release Agreement dated November 21, 2012 among Registrant, Charlie GPS Split Corp. and James Khorozian (3)
10.9	10.1	Investor Relations Agreement dated March 5, 2013 between Registrant and Hart Partners, LLC (5)
14.1	14.1	Registrant’s Code of Ethics (3)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit No.	SEC Report Reference No.	Description
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

(1)         Filed with the Securities and Exchange Commission on March 9, 2011, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-172685), which exhibit is incorporated herein by reference.

(2)         Filed with the Securities and Exchange Commission on November 20, 2012, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated November 19, 2012, which exhibit is incorporated herein by reference.

(3)         Filed with the Securities and Exchange Commission on November 28, 2012, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated November 21, 2012, which exhibit is incorporated herein by reference.

(4)         Filed with the Securities and Exchange Commission on February 22, 2013, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated February 20, 2013, which exhibit is incorporated herein by reference.

(5)         Filed with the Securities and Exchange Commission on March 11, 2013, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated March 5, 2013, which exhibit is incorporated herein by reference.

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

*** Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVENTURE INTERACTIVE, INC.

Dated: April 16, 2013	By:	/s/ Gannon Giguiere
	Name:	Gannon Giguiere
	Title:	Chief Executive Officer and Director

Dated: April 16, 2013	By:	/s/ Michael D. Rountree
	Name:	Michael D. Rountree
	Title:	Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gannon Giguiere	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	April 16, 2013
Gannon Giguiere

/s/ Alan Johnson	President and Director	April 16, 2013
Alan Johnson

/s/ Michael D. Rountree
Michael D. Rountree	Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	April 16, 2013

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011 and for the period from November 9, 2010 (date of inception) through December 31, 2012	F-4

Consolidated Statements of Stockholders’ Equity for the period from November 9, 2010 (date of inception) through December 31, 2012	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and for the period from November 9, 2010 (date of inception) through December 31, 2012	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Eventure Interactive, Inc.

(formerly Charlie GPS, Inc.) (A Development Stage Company)

Houston, Texas

We have audited the accompanying consolidated balance sheet of Eventure Interactive, Inc. (a Development Stage Company), as of December 31, 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2012 and for the period from November 29, 2010 (inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company for the year ended December 31, 2011 were audited by other auditors whose report, dated March 26, 2012, expressed an unqualified opinion on those statements. The consolidated financial statements for the period from November 29, 2010 (inception) through December 31, 2011 include a net loss of $23,594. Our opinion on the consolidated statements of operations, stockholders' equity and cash flows for the period from November 29, 2010 (inception) through December 31, 2012, insofar as it relates to amounts for prior periods through December 31, 2011, is based solely on the reports of other auditors.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eventure Interactive, Inc. as of December 31, 2012, and the results of their operations and their cash flows for the year then ended and for the period from November 29, 2010 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company does not have revenues from operations and has financial commitments in excess of current capital resources, together which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAS, PC
www.gbhcpas.com
Houston, Texas
April 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Charlie GPS, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Charlie GPS, Inc. (a development stage company) as of December 31, 2011 the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2011 and the periods from November 29, 2010 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charlie GPS, Inc., as of December 31, 2011, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 26, 2012

EVENTURE INTERACTIVE, INC. (A DEVELOPMENT STAGE COMPANY) (FORMERLY CHARLIE GPS, INC.) CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$357,643	$4,532
Prepaid expenses	-	5,507
Inventory	-	1,258
Total current assets	357,643	11,297

Software development costs	108,290	-
Intangible asset - domain name	103,750	-
Total assets	$569,683	$11,297

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Advance from related parties	$-	$1,141
Accounts payable	10,970	100
Accrued expenses	82,490	-

Total current liabilities	93,460	1,241

Commitments and contingencies
Common stock subject to redemption, 25,000 shares	43,750	-

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 17,932,500 and 10,400,000 shares issued and outstanding, respectively	17,932	10,400
Additional paid-in-capital	1,721,729	23,250
Deficit accumulated during the development stage	(1,307,188)	(23,594)
Total stockholders’ equity	432,473	10,056
Total liabilities and stockholders’ equity	$569,683	$11,297

The accompanying notes are an integral part of these consolidated financial statements.

EVENTURE INTERACTIVE, INC. (FORMERLY CHARLIE GPS, INC.) (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2012	December 31, 2011	Accumulated Deficit From November 29, 2010 (Inception) to December 31, 2012

Revenues	$-	$-	$-

General and administrative expenses	1,283,594	23,303	1,307,188

Net loss	$(1,283,594)	$(23,303)	$(1,307,188)

Basic and Diluted Net Loss Per Common Share	$(0.11)	$(0.00)

Weighted Average Number of Common Shares Outstanding	11,263,651	9,025,753

The accompanying notes are an integral part of these consolidated financial statements.

EVENTURE INTERACTIVE, INC. (FORMERLY CHARLIE GPS, INC.) (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY From November 29, 2010 (Inception) to December 31, 2012

	Number of Common Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Total

Balance at November 29, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash	8,000,000	8,000	-	-	8,000

Net loss	-	-	-	(291)	(291)

Balance as of December 31, 2010	8,000,000	8,000	-	(291)	7,709

Common shares issued for cash at $0.01	2,400,000	2,400	21,600	-	24,000

Contributed capital	-	-	1,650	-	1,650

Net loss	-	-	-	(23,303)	(23,303)

Balance at December 31, 2011	10,400,000	10,400	23,250	(23,594)	10,056

Contributed capital from forgiveness of debt – related party	-	-	5,991	-	5,991

Common shares cancelled	(8,000,000)	(8,000)	8,000	-	-

Common shares issued for software	14,582,500	14,582	83,708	-	98,290

Common shares issued for cash	950,000	950	474,050	-	475,000

Increase in additional paid-in-capital from distribution of net liabilities to former shareholder	-	-	105,218	-	105,218

Stock-based compensation expense	-	-	1,021,512	-	1,021,512

Net loss	-	-	-	(1,283,594)	(1,283,594)

Balance as of December 31, 2012	17,932,500	$17,932	$1,721,729	$(1,307,188)	$432,473

The accompanying notes are an integral part of these consolidated financial statements.

EVENTURE INTERACTIVE, INC. (FORMERLY CHARLIE GPS, INC.) (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2012	December 31, 2011	From November 29, 2010 (Inception) to December 31, 2012
Operating Activities
Net loss	$(1,283,594)	$(23,303)	$(1,307,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,021,512	-	1,021,512
Changes in operating assets and liabilities:
Prepaid expenses	5,507	(5,507)	-
Inventory	-	(1,258)	(1,258)
Accounts payable	120,196	100	120,296
Accrued expenses	82,490	-	82,490
Net cash used in Operating Activities	(53,889)	(29,968)	(84,148)

Investing Activities

Software development costs	(10,000)	-	(10,000)
Purchase of domain name	(60,000)	-	(60,000)
Net cash used by Investing Activities	(70,000)		(70,000)

Financing Activities
Contributed capital from related party	-	1,650	1,650
Proceeds from notes payable, related party	2,000	850	3,141
Proceeds from sale of common stock	475,000	24,000	507,000
Net cash provided by financing activities	477,000	26,500	511,791
Net increase (decrease) in cash and equivalents	353,111	(3,468)	357,643

Cash and equivalents at beginning of the period	4,532	8,000	-

Cash and equivalents at end of the period	$357,643	$4,532	$357,643

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-Cash Investing and Financing Transactions:
Contributed capital from the forgiveness of debt, related party	$5,991	$-	$5,991
Distribution of net liabilities to former shareholder	$105,218	$-	$105,218
Common stock subject to redemption issued for purchase of domain name	$43,750	$-	$43,750
Software contributed for common stock	$98,290	$-	$98,290

The accompanying notes are an integral part of these consolidated financial statements.

EVENTURE INTERACTIVE, INC.

(FORMERLY CHARLIE GPS, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLITDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

Charlie GPS, Inc. was incorporated in the State of Nevada on November 29, 2010 (“Inception”). The Company was in the GPS tracking system business until late in 2012, when the Company redirected all of its efforts into the social media business.

On November 20, 2012, the Company filed Amended and Restated Articles of Incorporation (the “Charter Amendment”) with the Nevada Secretary of State to, among other things, (i) change its name to Live Event Media, Inc.; (ii) increase authorized capitalization from 75,000,000 shares, consisting of 75,000,000 shares of common stock, $0.001 par value per share, to 310,000,000 shares, consisting of 300,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of blank check preferred stock, $0.001 par value per share; and (iii) limit the liability of the Company’s officers and directors to the Company, the Company’s stockholders and the Company’s creditors to the fullest extent permitted by Nevada law.

On February 20, 2013 the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to change the name to Eventure Interactive, Inc. (the “Company”).

Asset Acquisition

On November 21, 2012 the Company issued 14,582,500 shares of common stock in exchange for software, which resulted in a change of control of the Company. This transaction was accounted for as a transfer of nonmonetary assets by a shareholder and was recorded at the historical cost of the software which was $98,290. In connection with the transaction, the Company cancelled 8,000,000 shares of common stock of the former principal shareholder of the Company and transferred $1,258 of the Company’s inventory and $106,476 of the Company’s liabilities to the former principal shareholder of the Company. The Company treated the cancellation of assets and liabilities as a contribution of capital to the Company of $105,218.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $1,307,188 as of December 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles.

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiary. Intercompany transactions and balances have been eliminated.

Development Stage Company

The Company is currently considered a development stage company. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized.

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

Fair Value of Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Since the Company is in a loss position, it has excluded stock options and warrants from its calculation of diluted net loss per share. At December 31, 2012, the Company has 200,000 stock options and 750,000 warrants that would have been included in its calculation of diluted net loss per share if they were not antidilutive.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At December 31, 2012 the Company's bank deposits exceeded the insured amounts. At December 31, 2011 the Company’s bank deposits did not exceed the insured amounts.

Software Development Costs

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with authoritative guidance until the product is available for general release.

Intangible Assets - Domain Name

On December 28, 2012, the Company purchased a domain name. The Company considers the domain name an indefinite-lived intangible asset and will test for impairment on an annual basis.

Revenue Recognition

We will recognize revenue when four basic criteria are met: persuasive evidence of a sales arrangement exists; performance of services has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. We will consider persuasive evidence of a sales arrangement to be the receipt of a signed contract. Collectability will be assessed based on a number of factors, including transaction history and the credit worthiness of a customer. If it is determined that collection is not reasonably assured, revenue will not be recognized until collection becomes reasonably assured. We will record cash received in advance of revenue recognition as deferred revenue.

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, over the vesting or service period, as applicable, of the stock award using the straight-line method.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2012 and 2011, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

3. RELATED PARTIES

The Company received unsecured, non-interest bearing demand loans totaling $2,000 and $850 during the years ended December 31, 2012 and 2011, respectively, from the Company’s former CEO. These loans were forgiven and contributed as capital during 2012.

On August 20, 2012, a related party contributed capital of $2,800 by paying for audit and accounting services on behalf of the Company.

Interest has been imputed using the Company’s estimated borrowing rate of 8% per annum. Estimated interest expense of $50 and $-0- has been recognized during the years ended December 31, 2012 and 2011, respectively.

4. COMMON STOCK SUBJECT TO REDEMPTION

In connection with the Company’s purchase of the domain name, the Company provided the seller with the right to exchange his 25,000 shares of common stock received in connection with the transaction (valued at $43,750) for $15,000 in the event the buyer is unable to utilize Rule 144 to resell the shares within eight months following the December 28, 2012 issuance date.

5. STOCKHOLERS’ EQUITY

Sales of Common Stock

On December 29, 2010, the Company issued 8,000,000 shares of common stock at a price of $0.001 per share, to its sole Director, for total cash proceeds of $8,000.

During 2011, the Company issued 2,400,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $24,000.

During 2012, the Company issued 950,000 shares of common stock at a price of $0.50 per share for total cash proceeds of $475,000.

Cancellation of Common Stock and distribution of assets and liabilities to former shareholder

In connection with the change of control, on November 21, 2012, the Company cancelled 8,000,000 shares of common stock. In addition, the Company created a separate entity named Charlie GPS Split Corp. (“Split-off Corp”) and in connection therewith transferred $1,258 of the Company’s inventory and $106,476 of the Company’s liabilities to Split-off Corp in addition to transferring all of the capital stock of Split-off Corp to the former principal shareholder of the Company. The Company treated the cancellation of assets and liabilities as a contribution of capital to the Company of $105,218.

Issuances of Common Stock for Assets

On November 21, 2012, the Company issued 14,582,500 shares of common stock in exchange for software. This transaction was accounted for as a transfer of nonmonetary assets by a shareholder and was recorded at the historical cost of the software which was $98,290.

On December 28, 2012, the Company purchased a domain name for $60,000 in cash and 25,000 shares of common stock of the Company. The common stock issued for the domain name was valued at the grant date closing price on December 28, 2012, or $1.75 per share, and totaled $43,750.

Stock Option Awards

On November 27, 2012, the Company issued options to two employees to each purchase 100,000 shares of its common stock. These were granted with an exercise price of $0.50 per share. The stock price on the grant date was $1.20 per share. As a result, the intrinsic value for these options on the grant date was $140,000. The fair value of these options was $239,360 and were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, (3) expected stock volatility of 178.45%, and (4) expected dividend rate of 0%. Twenty-five percent of the stock options vested immediately and thereafter 2,084 stock options of each employee shall vest monthly until December 1, 2015 when the remaining 2,060 options for each employee shall vest.

A summary of stock option activity is presented below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2011	-	$-		$
Granted	200,000	$0.50
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at December 31, 2012	200,000	$0.50	9.9	$254,000
Exercisable at December 31, 2012	54,168	$0.50	9.9	$68,793

During the years ended December 31, 2012 and 2011, the Company recognized stock-based compensation expense of $91,778 and $0, respectively, related to stock options. As of December 31, 2012, there was approximately $147,582 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized ratably over a weighted-average period of approximately 0.8 years.

Warrant Awards

On December 3, 2012, the Company issued warrants to third parties to purchase 750,000 shares of its common stock granted with an exercise price of $0.01 per share. The stock price on the grant date was $1.24 per share. As a result, the intrinsic value for these warrants on the grant date was $922,500. The fair value of these warrants was $929,734 and were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, (3) expected stock volatility of 178.45%, and (4) expected dividend rate of 0%. All of the warrants vested immediately and $929,734 was expensed during the year ended December 31, 2012.

A summary of warrant activity is presented below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2011	-	$-		$
Granted	750,000	$0.01
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at December 31, 2012	750,000	$0.01	9.9	$1,320,000
Exercisable at December 31, 2012	750,000	$0.01	9.9	$1,320,000

6. INCOME TAXES

As of December 31, 2012, the Company had net operating loss carry forwards of $285,676 and that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2012	2011
Deferred tax assets:
Net operating loss carry forward	$99,987	$8,258
Less: valuation allowance	(99,987)	(8,258)
Net deferred tax assets	$-	$-

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2012 through the date whereupon the financial statements were issued and has determined the following:

Stock Options

During January 2013, the Company granted employees options to purchase 900,000 shares of common stock. The options all have an exercise price of $0.50 per share and vest over periods of 0 to 4 years. The stock price on the grant date was $1.79 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatilities of 182.18% -195.60% (4) dividend rate of 0%. As a result, the fair value of these options on the grant date was $1,592,486 and the intrinsic value was $1,161,000.

During February 2013, the Company granted certain consultants options to purchase 350,000 shares of common stock. The options all have an exercise price of $0.50 per share and vest over 4 years. The stock price on the grant date was $2.14 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatility of 182.18%. As a result, the fair value of these options on the grant date was $747,334 and the intrinsic value was $577,500.

During April 2013, the Company granted its Chief Financial Officer options to purchase 50,000 shares of common stock. The options have an exercise price of $1.00 per share and vest over 4 years. The stock price on the grant date was $3.00 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatility of 182.18%. As a result, the fair value of these options on the grant date was $148,745 and the intrinsic value was $100,000.

Corporate Advisory Agreement

On March 5, 2013, the Company entered into a Corporate Advisory and Investor Relations Agreement (the “Agreement”) with Hart Partners, LLC (“Hart”), a consulting firm specializing in providing exposure services for small, emerging public companies which often lack the sponsorship of conventional financial institutions. Hart’s investor relations programs are designed to promote marketplace credibility and full investor awareness.

The Agreement has an initial term of one year, although it may be cancelled by either party after six months. Subject to agreement on terms, it may be renewed for one or more additional one year periods.

During the initial one year term, Hart is to receive 50,000 shares of the Company’s restricted common stock, 25,000 of which were issued in March 2013 and 25,000 of which are issuable upon the six month anniversary of the initial term. The value of the shares was determined based on the $2.38 closing price of the common stock on the measurement date, and totaled $119,000. In addition, the Company agreed to pay Hart a cash fee of $10,000 for the first 3 months of the initial term. Starting with the fourth month of the initial term, the Company will pay Hart a cash fee of $3,333.33 per month until such time that the Company have raised aggregate proceeds of a minimum of $3,000,000 through the sales of the Company’s equity securities. Commencing the first month thereafter, the monthly cash fee will be increased to $7,500.

Issuance of common stock for cash

In March 2013, the Company issued 250,000 shares of common stock for $250,000 to a third party investor.

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant filed November 29, 2010 (1)
3.2	3.1	Amended and Restated Articles of Incorporation of Registrant filed November 20, 2012 (2)
3.3	3.1	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on February 20, 2013 (4)
3.3	3.2	By-Laws of the Registrant (1)
10.1	10.1	Registrant’s 2012 Equity Incentive Plan (2)
10.2	10.1	Asset Purchase Agreement dated as of November 21, 2012 among Registrant, Local Event Media, Inc., Gannon Giguiere and Alan Johnson (3)
10.3	10.2	Employment Agreement dated as of November 21, 2012 between Registrant and Gannon Giguiere (3)
10.4	10.3	Employment Agreement dated as of November 21, 2012 between Registrant and Alan Johnson (3)
10.5	10.4	Form of Lock-Up Agreement dated as of November 21, 2012 (3)
10.6	10.5	Form of Indemnification Agreement dated as of November 21, 2012 (3)
10.7	10.6	Split-Off Agreement dated November 21, 2012 among Registrant, Charlie GPS Split Corp. and James Khorozian (3)
10.8	10.7	General Release Agreement dated November 21, 2012 among Registrant, Charlie GPS Split Corp. and James Khorozian (3)
10.9	10.1	Investor Relations Agreement dated March 5, 2013 between Registrant and Hart Partners, LLC (5)
14.1	14.1	Registrant’s Code of Ethics (3)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

33

Exhibit No.	SEC Report Reference No.	Description
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

(1)         Filed with the Securities and Exchange Commission on March 9, 2011, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-172685), which exhibit is incorporated herein by reference.

(2)         Filed with the Securities and Exchange Commission on November 20, 2012, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated November 19, 2012, which exhibit is incorporated herein by reference.

(3)         Filed with the Securities and Exchange Commission on November 28, 2012, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated November 21, 2012, which exhibit is incorporated herein by reference.

(4)         Filed with the Securities and Exchange Commission on February 22, 2013, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated February 20, 2013, which exhibit is incorporated herein by reference.

(5)         Filed with the Securities and Exchange Commission on March 11, 2013, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated March 5, 2013, which exhibit is incorporated herein by reference.

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

*** Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

34