Form 10-Q
period 2013-03-31
Eventure Interactive, Inc.
filed 2013-05-20
CIK 1509351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-172685

EVENTURE INTERACTIVE, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-4387595
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3420 Bristol Street, 6th Floor, Costa Mesa, CA 92626

(Address of principal executive offices)

855.986.5669

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐       No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 18,232,500 shares of the issuer’s common stock outstanding as of May 10, 2013.

EVENTURE INTERACTIVE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited)	4

Consolidated Statements of Operations for the three month periods ended March 31, 2013 and March 31, 2012 and the period from November 29, 2010 (date of inception) to March 31, 2013 (unaudited)	5

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2013 and March 31, 2012 and for the period from November 29, 2010 (inception) to March 31, 2013 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

EVENTURE INTERACTIVE, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY CHARLIE GPS, INC.)

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$396,910	$357,643
Total current assets	396,910	357,643

Software development costs	146,040	108,290
Intangible asset - domain name	103,750	103,750
Total assets	$646,700	$569,683

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$65,185	$10,970
Accrued expenses	61,489	82,490

Total current liabilities	126,674	93,460

Commitments and contingencies
Common stock subject to redemption, 25,000 shares	43,750	43,750

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 authorized, 0 shares issued and outstanding	-	-

Common stock, $0.001 par value, 300,000,000 shares authorized; 18,207,500 and 17,932,500 shares issued and outstanding, respectively	18,207	17,932

Additional paid-in-capital	3,323,013	1,721,729

Deficit accumulated during the development stage	(2,864,944)	(1,307,188)
Total stockholders’ equity	476,276	432,473
Total liabilities and stockholders’ equity	$646,700	$569,683

The accompanying notes are an integral part of these consolidated financial statements.

EVENTURE INTERACTIVE, INC.

(FORMERLY CHARLIE GPS, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31, 2013	Three months ended March 31, 2012	From November 29, 2010 (Inception) to March 31, 2013
Revenues	$-	$-	$-
General and administrative expenses	1,557,756	6,191	2,864,944

Net loss	$(1,557,756)	$(6,191)	$(2,864,944)

Basic and diluted net loss per common share	$(0.09)	$(0.00)
Weighted average number of common shares outstanding	18,009,444	10,400,000

The accompanying notes are an integral part of these consolidated financial statements.

EVENTURE INTERACTIVE, INC. (FORMERLY CHARLIE GPS, INC.) (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31, 2013	Three months ended March 31, 2012	From November 29, 2010 (Inception) to March 31, 2013
Operating Activities
Net loss	$(1,557,756)	$(6,191)	$(2,864,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,351,559	-	2,373,071
Changes in operating assets and liabilities:
Prepaid expenses	-	(100)	-
Inventory	-	2,500	(1,258)
Accounts payable	54,215	-	174,511
Accrued expenses	(21,001)	-	61,489
Net cash used in operating activities	(172,983)	(3,791)	(257,131)

Investing Activities
Software development costs	(37,750)	-	(47,750)
Purchase of domain name	-	-	(60,000)
Net cash used by investing activities	(37,750)		(107,750)
Financing Activities
Loans from related parties - Directors and stockholders	-	-	1,650
Proceeds from notes payable, related party	-	-	3,141
Proceeds from sale of common stock	250,000	-	757,000
Net cash provided by financing activities	250,000	-	761,791
Net increase (decrease) in cash and equivalents	39,267	(3,791)	396,910
Cash and equivalents at beginning of the period	357,643	4,532	-
Cash and equivalents at end of the period	$396,910	$741	$396,910
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-Cash Investing and Financing Transactions:
Contributed capital from the forgiveness of debt, related party	$-	$-	$5,991
Distribution of net liabilities to former shareholder	$-	$-	$105,218
Common stock subject to redemption issued for purchase of domain name	$-	$-	$43,750
Software contributed for common stock	$-	$-	$98,290

The accompanying notes are an integral part of these consolidated financial statements.

EVENTURE INTERACTIVE, INC.

(FORMERLY CHARLIE GPS, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLITDATED UNAUDITED FINANCIAL STATEMENTS

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

On February 20, 2013, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to change the name to Eventure Interactive, Inc. (the “Company”).

Asset Acquisition

On November 21, 2012, the Company issued 14,582,500 shares of common stock in exchange for software, which resulted in a change of control of the Company. This transaction was accounted for as a transfer of nonmonetary assets by a shareholder and was recorded at the historical cost of the software which was $98,290. In connection with the transaction, the Company cancelled 8,000,000 shares of common stock of the former principal shareholder of the Company and transferred $1,258 of the Company’s inventory and $106,476 of the Company’s liabilities to the former principal shareholder of the Company. The Company treated the cancellation of assets and liabilities as a contribution of capital to the Company of $105,218.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $2,864,944 as of March 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Since the Company is in a loss position, it has excluded stock options and warrants from its calculation of diluted net loss per share. At March 31, 2013, the Company has 1,450,000 stock options and 750,000 warrants that would have been included in its calculation of diluted net loss per share if they were not antidilutive.

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

3. COMMON STOCK SUBJECT TO REDEMPTION

In connection with the Company’s purchase of the domain name, the Company provided the seller with the right to exchange his 25,000 shares of common stock received in connection with the transaction (valued at $43,750) for $15,000 in the event the buyer is unable to utilize Rule 144 to resell the shares within eight months following the December 28, 2012 issuance date.

4. STOCKHOLERS’ EQUITY

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

On March 7, 2013, the Company issued 250,000 shares of common stock at a price of $1.00 per share for total cash proceeds of $250,000.

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

Common stock issued for services

During the three months ended March 31, 2013, the Company entered into a consulting agreement with Hart Partners LLC to perform certain services on behalf of the Company and requires the Company to issue 50,000 shares of its common stock, of which 25,000 shares are issuable immediately and 25,000 shares are issuable in six months. In accordance with the consulting agreement with Hart Partners LLC, the Company issued 25,000 shares of common stock during the three months ended March 31, 2013. The common stock was valued at the grant date closing price of $2.38 per share, and totaled $59,500 which the Company recorded as stock compensation.

Stock Option Awards

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

During February 2013, the Company granted certain consultants options to purchase 350,000 shares of common stock. The options all have an exercise price of $0.50 per share and vest over 4 years. The stock price on the grant date was $2.15 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatility of 182.18%. As a result, the fair value of these options on the grant date was $747,334 and the intrinsic value was $577,500.

A summary of stock option activity is presented below:

		Weighted- average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2012	200,000	$-
Granted	1,250,000	0.50
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at March 31, 2013	1,450,000	$0.50	9.7	$3,625,000
Exercisable at March 31, 2013	665,629	$0.50	9.7	$1,664,073

During the three months ended March 31, 2013 and 2012, the Company recognized stock-based compensation expense of $1,292,059, and $0, respectively, related to stock options. As of March 31,  2013, there was approximately $1,195,343 of total unrecognized compensation cost related to non-vested stock options which will be recognized over a weighted average period of approximately one year.

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

A summary of warrant activity is presented below:

Weighted-
		Weighted- average	average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2012	750,000	$0.01	9.7
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at March 31, 2013	750,000	$0.01	9.7	$2,242,500

5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2013 through the date whereupon the financial statements were issued.

Stock Options

During April 2013, the Company granted its Chief Financial Officer options to purchase 50,000 shares of common stock. The options have an exercise price of $1.00 per share and vest over 2 years. The stock price on the grant date was $3.00 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatility of 182.18%. As a result, the fair value of these options on the grant date was $148,745 and the intrinsic value was $100,000.

During April 2013, the Company granted a consultant options to purchase 50,000 shares of common stock. The options have an exercise price of $1.00 per share and vest over 4 years. The stock price on the grant date was $3.00 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatility of 195%. As a result, the fair value of these options on the grant date was approximately $149,000 and the intrinsic value was $100,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance operations.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

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

During 2013, we will continue to develop and commercialize our social media business with the objective of creating operating revenues. This may require us to raise additional funds to support our future growth plans

On November 21, 2012, we entered into and closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Local Event Media, Inc., our wholly owned Nevada subsidiary, and Gannon Giguiere and Alan Johnson (collectively the “Sellers”) under which the Sellers sold to us assets (the “Assets”) intended to enable us to engage in the social media business. The Assets consist of a software platform with millions of lines of code authored in various languages including, but not limited to HTML, Java, Python and SQL. The software platform operates at multiple levels from a back-end, middle-ware and front-end, all which have been compiled into a fully functional web based application. The software has been and will continue to be written locally by various software developers, committed to a storage vault and then compiled into a functional application, which is then served on rented servers or what is currently referred to as a cloud server farm.

Asset Purchase Agreement

In conjunction with the Asset Purchase Agreement and in consideration of the purchase of the Assets, we issued an aggregate of 14,582,500 shares of our restricted common stock to the Sellers and their assigns. In conjunction with the closing under the Asset Purchase Agreement (the “Closing”), we closed on the sale of 200,000 shares of our common stock at a price of $0.50 per share or an aggregate of $100,000 pursuant to a private offering which was completed in December 2012 and in which we sold an aggregate of 950,000 shares for an aggregate of $475,000.

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

Results of Operations

Loss from Operations

We incurred a net loss from operations of $1,557,756 for the three months ended March 31, 2013. For the three months ended March 31, 2012, we incurred a loss from operations of $6,191. The increase in comparable loss was due to an increase in general and administrative expenses which was primarily attributable to expenses related to stock compensation, salaries and consulting fees.

Revenues

We generated no revenues during the period from November 29, 2010 (date of inception) through March 31, 2013.

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

At March 31, 2013, cash was $396,910 and we had no other current assets. At the same time, we had current liabilities of $126,674, which consisted of accounts payable and accrued expenses. We attribute our net loss from operations to having no revenues to sustain our operating costs as we are a development stage company. At December 31, 2012, cash was $357,643 and we had no other current assets. At the same time, we had current liabilities of $93,460, which consisted of accounts payable and accrued expenses.

Net Cash Used in Operating Activities

Net cash used in operating activities was $172,983 for the three months ended March 31, 2013, as compared to net cash used of $3,791 for the three months ended March 31, 2012. The increase was primarily due to an increase in net loss.

Net Cash Used by Investing Activities

During the three months ended March 31, 2013 and 2012, we used $37,750 and $0, respectively, of cash in investing activities. The cash used in operating activities in 2013 was for consulting fees developing our software.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2013, we received $250,000 in net cash from financing activities as compared to $0 for the three months ended March 31, 2012.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $2,864,944 as of March 31, 2013 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Critical Accounting Policies and Estimates

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

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we dos not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, and for the same reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 management concluded that as of March 31, 2013 our disclosure controls and procedures were not effective.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

In February 2013, our Board of Directors authorized the grant of an aggregate of 350,000 stock options under our 2012 Equity Incentive Plan to nine persons to purchase up to an aggregate of 350,000 shares of our common stock, 50,000 of which stock options were subsequently terminated. All of the remaining options are exercisable for a period of ten years at an exercise price of $0.50 per share. The issuances of the options were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer nor involving a public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

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

On March 5, 2013, we issued 25,000 shares of our common stock to one person in connection with a Corporate Advisory and Investor Relations Agreement. The shares were issued in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

On April 1, 2013 we issued 50,000 non-statutory stock options under our 2012 Equity Incentive Plan to a consultant to purchase up to 50,000 shares of our common stock. These options are exercisable for a period of tem years at an exercise price of $1.00 per share. The issuances of the options were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer nor involving a public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

During April 2013, we issued 50,000 non-statutory stock options under our 2012 Equity Incentive Plan to our chief financial officer to purchase up to 50,000 shares of our common stock. These options are exercisable for a period of ten years at an exercise price of $1.00 per share. The issuances of the options were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer nor involving a public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVENTURE INTERACTIVE, INC.

May 20, 2013	By:	/s/ Gannon Giguiere
Gannon Giguiere, Chief Executive Officer

EVENTURE INTERACTIVE, INC.

May 20, 2013	By:	/s/ Michael D. Rountree
Michael D. Rountree, Chief Financial Officer

