Form 10-Q
period 2013-06-30
Eventure Interactive, Inc.
filed 2013-08-14
CIK 1509351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 18,432,500 shares of the issuer’s common stock outstanding as of August 14, 2013.

EVENTURE INTERACTIVE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)	4

Consolidated Statements of Operations for the three and six months ended June 30, 2013 and June 30, 2012 and the period from November 29, 2010 (date of inception) to June 30, 2013 (unaudited)	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012 and for the period from November 29, 2010 (inception) to June 30, 2013 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

EVENTURE INTERACTIVE, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY CHARLIE GPS, INC.)

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$313,406	$357,643
Total current assets	313,406	357,643
Software development costs	185,040	108,290
Fixed asset	1,900	-
Intangible asset - domain name	103,750	103,750
Total assets	$604,096	$569,683

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$76,234	$10,970
Accrued expenses	56,234	82,490
Total current liabilities	132,468	93,460
Commitments and contingencies
Common stock subject to redemption, 25,000 shares	43,750	43,750
Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 18,407,500 and 17,932,500 shares issued and outstanding, respectively	18,407	17,932
Additional paid-in-capital	3,823,647	1,721,729
Deficit accumulated during the development stage	(3,414,176)	(1,307,188)
Total stockholders’ equity	427,878	432,473
Total liabilities and stockholders’ equity	$604,096	$569,683

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EVENTURE INTERACTIVE, INC.

(FORMERLY CHARLIE GPS, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30		From November 29, 2012 (inception) to June 30, 2013
	2013	2012	2013	2012
Revenues	$-	$-	$-	$-	$-
General and administrative expenses	549,232	5,150	2,106,988	11,341	3,414,176

Net loss	$(549,232)	$(5,150)	$(2,106,988)	$(11,341)	$(3,414,176)

Basic and diluted net loss per common share	$(0.03)	$(0.00)	$(0.12)	$(0.00)

Weighted average number of common shares outstanding	18,249,258	10,400,000	18,130,014	10,400,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

EVENTURE INTERACTIVE, INC.

(FORMERLY CHARLIE GPS, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30, 2013	Six months Ended June 30, 2012	From November 29, 2010 (Inception) to June 30, 2013
Operating Activities
Net loss	$(2,106,988)	$(11,341)	$(3,414,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,652,393	-	2,673,905
Changes in operating assets and liabilities:
Prepaid expenses	-	5,050	-
Inventory	-	-	(1,258)
Accounts payable	65,264	-	185,560
Accrued expenses	(26,256)	-	56,234
Net cash used in Operating Activities	(415,587)	(6,291)	(499,735)
I Investing Activities

Software development costs	(76,750)	-	(86,750)
Acquisition of fixed assets	(1,900)	-	(1,900)
Purchase of domain name	-	-	(60,000)
Net cash used by Investing Activities	(78,650)		(148,650)
Financing Activities
Contributed capital from related party	-	-	1,650
Proceeds from notes payable, related party	-	2,000	3,141
Proceeds from sale of common stock	450,000	-	957,000
Net cash provided by financing activities	450,000	2,000	961,791
Net increase (decrease) in cash and equivalents	(44,237)	(4,291)	313,406
Cash and equivalents at beginning of the period	357,643	4,532	-
Cash and equivalents at end of the period	$313,406	$241	$313,406
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-Cash Investing and Financing Transactions:
Contributed capital from the forgiveness of debt, related party	$-	$3,141	$5,991
Distribution of net liabilities to former shareholder	$-	$-	$105,218
Common stock subject to redemption issued for purchase of domain name	$-	$-	$43,750
Software contributed for common stock	$-	$-	$98,290

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $3,414,176 as of June 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Since the Company is in a loss position, it has excluded stock options and warrants from its calculation of diluted net loss per share. At June 30, 2013, the Company has 1,531,563 stock options and 750,000 warrants that would have been included in its calculation of diluted net loss per share if they were not anti-dilutive.

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

On June 12, 2013, the Company issued 200,000 shares of common stock at a price of $1.00 per share for total cash proceeds of $200,000.

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

Common Stock issued for Services

During the six months ended June 30, 2013, the Company entered into a consulting agreement with Hart Partners LLC to perform certain services on behalf of the Company and requires the Company to issue 50,000 shares of its common stock, of which 25,000 shares are issuable immediately and 25,000 shares are issuable in six months. In accordance with the consulting agreement with Hart Partners LLC, the Company issued 25,000 shares of common stock during the six months ended June 30, 2013. The common stock was valued at the grant date closing price of $2.38 per share, and totaled $59,500 which the Company recorded as stock compensation.

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

During April 2013, the Company granted a consultant and the Company’s Chief Financial Officer options to purchase 100,000 shares of common stock. The options all have an exercise price of $1.00 per share and vest over 2-4 years. The stock price on the grant date was $3.00 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatility of 182.18-188.37%. As a result, the fair value of these options on the grant date was $297,491 and the intrinsic value was $200,000.

During May 2013, the Company granted a consultant options to purchase 5,000 shares of common stock. The options all have an exercise price of $1.00 per share and vest over 4 years. The stock price on the grant date was $3.00 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatility of 180.83%. As a result, the fair value of these options on the grant date was $14,868 and the intrinsic value was $10,000.

 A summary of stock option activity is presented below:

		Weighted- average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2012	200,000	$-
Granted	1,355,000	0.54
Exercised	-	-
Expired/Forfeited	(23,437)	0.50
Outstanding at June 30, 2013	1,531,563	$0.53	9.5	$3,852,986
Exercisable at June 30, 2013	741,369	$0.51	9.5	$1,885,698

During the six months ended June 30, 2013 and June 30, 2012, the Company recognized stock-based compensation expense of $1,592,893 and $0, respectively, related to stock options. As of June 30, 2013, there was $1,155,717 of total unrecognized compensation cost related to non-vested stock options.

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

A summary of warrant activity is presented below:

Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2012	750,000	$0.01		$
Granted	-	$-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at June 30, 2013	750,000	$0.01	9.4	$2,280,000

5. COMMITMENTS AND CONTINGENCIES

During June 2013, a notice of opposition to the Eventure trademark registration was filed with the United States Patent and Trademark Office. The Trademark Trial and Appeal Board has issued an order instituting the opposition proceeding and setting trial dates.  The Company has not recorded any liability with respect to the opposition to the trademark.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2013 through the date whereupon the financial statements were issued.

During July 2013, the Company granted its Senior Director of Technical Architecture options to purchase 25,000 shares of common stock. The options have an exercise price of $1.00 per share and vest over 4 years. The stock price on the grant date was $3.05 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatility of 182.18%. As a result, the fair value of these options on the grant date was $74,342 and the intrinsic value was $50,625.

During July 2013, the Company entered into a one-year lease with an entity that is twelve percent owned by the Chief Executive Officer of the Company. The Company will be required to make approximately $20,000 of aggregate lease payments over the one-year life of the lease in connection with the lease agreement.

During July 2013, a consultant was terminated and 46,874 unvested stock options were accordingly forfeited by the consultant.

During August 2013, the Company received $250,000 from an investor. The Company will issue the investor 250,000 shares of common stock at a price of $1.00 per share.

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

At the Closing or in anticipation of the Closing, we also took the following actions:

•	We transferred all of our pre-Asset Purchase Agreement assets, excluding the private placement offering proceeds, and all of our pre-Asset Purchase Agreement liabilities, to a newly formed wholly owned subsidiary, Charlie GPS Split Corp. (“Split-Off Subsidiary”) and in connection therewith transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to our pre-Asset Purchase Agreement principal stockholder in exchange for the surrender and cancellation of 8,000,000 shares of our common stock owned by such stockholder.

•	Effective November 19, 2012, our board of directors and persons holding a majority of our outstanding common stock adopted a Two Million Five Hundred Thousand (2,500,000) share Equity Incentive Plan for future issuances, at the discretion of our board of directors, of awards to officers, key employees, consultants and directors.

•	Effective at Closing, our pre-Asset Purchase Agreement officers and directors resigned, we increased the size of our board of directors to three members with the intent to increase the board to at least five members post-Closing and we appointed new executive officers and two directors to fill the vacancies created by the resignations and the increase in the size of the board. In connection therewith we appointed Gannon Giguiere as our Chairman, Chief Executive Officer and Secretary and appointed Alan Johnson as our President and as a Director.

•	Effective at Closing, we executed 24 month lock-up agreements with all post-Closing officers and directors and all stockholders holding ten percent or more of our common stock.

•	Effective at Closing, we entered into Employment Agreements with Gannon Giguiere and Alan Johnson.

•	Effective at Closing, we entered into Indemnification Agreements with Gannon Giguiere and Alan Johnson under which we agreed to indemnify Messrs. Giguiere and Johnson and to provide for advancement of expenses under certain circumstances to the fullest extent permitted by applicable law.

•	We adopted a Code of Ethics applicable to our principal officers.

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

Results of Operations

Revenues

We generated no revenues during the period from November 29, 2010 (date of inception) through June 30, 2013.

Loss from Operations

We incurred net losses of $549,232 and $2,106,988 for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2012, we incurred losses from operations of $5,150 and $11,341. The increase in comparable losses was principally due to stock compensation of $300,834 and $1,652,393 during the three and six months ended June 30, 2013 and salaries of $124,000 and $234,000 during the three and six months ended June 30, 2013.

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

At June 30, 2013, cash was $313,406 and we had no other current assets. At the same time, we had current liabilities of $132,468, which consisted of accounts payable and accrued expenses. We attribute our net loss from operations to having no revenues to sustain our operating costs as we are a development stage company. At December 31, 2012, cash was $357,643 and we had no other current assets. At the same time, we had current liabilities of $93,460, which consisted of accounts payable and accrued expenses.

Net Cash Used in Operating Activities

Net cash used in operating activities was $415,587 for the six months ended June 30, 2013, as compared to net cash used of $6,291 for the six months ended June 30, 2012. The increase in cash used in operations was primarily due to the net loss of $2,106,988 partially offset by stock compensation of $1,652,393 and changes in accounts payable and accrued liabilities.

Net Cash Used by Investing Activities

During the six months ended June 30, 2013 and 2012, we used $78,650 and $0, respectively, of cash in investing activities. The cash used in investing activities in 2013 was for software development costs of $76,750 and $1,900 for the purchase of a computer.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2013, we received $450,000 in proceeds from the sale of our common stock to investors as compared to $2,000 in proceeds from notes payable from a related party for the six months ended June 30, 2012.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $3,414,176 as of June 30, 2013 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, and for the same reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 management concluded that as of June 30, 2013 our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2013, we commenced a private placement offering of a maximum of 1,000,000 shares of our common stock at a price of $1.00 per share. During March we closed on the sale of 250,000 shares ($250,000) and during May 2013 we closed on the sale of 100,000 shares ($100,000). The Offering was terminated on May 7, 2013. The shares were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The shares issued in the Offering contain full ratchet anti-dilution protection for one year following the final closing thereunder. If we issue common stock at less than $1.00 per share during such one year period or if we issue securities during such one year period which are convertible into or exercisable for shares of our common stock with a conversion or exercise price of less than $1.00 per share, then the offering price of $1.00 gets adjusted to the lower price entitling the subscribers to additional shares.

During May 2013, we commenced an offering of a maximum of 750,000 shares of our common stock at a price of $1.00 per share. The shares issued in this offering do not have anti-dilution protection. In June 2013 we closed on the sale of 100,000 shares ($100,000). In August 2013 we closed on the sale of 250,000 shares ($250,000) which have yet to be issued. The shares were or will be issued in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Registration D promulgated thereunder, as transactions by an issuer not involving a public offering.

On April 1, 2013, we issued 50,000 non-statutory stock options under our 2012 Equity Incentive Plan to a consultant to purchase up to 50,000 shares of our common stock. These options are exercisable for a period of tem years at an exercise price of $1.00 per share. The issuances of the options were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer nor involving a public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Effective April 1, 2013 Michael D. Rountree was appointed as our Chief Financial Officer. In connection therewith, he was issued 50,000 non-statutory stock options exercisable at $1.00 per share and is being paid $2,500 per month.

On July 1, 2013 our board of directors and shareholders owning a majority of our outstanding shares authorized an increase in the number of shares issuable under our 2012 Equity Incentive Plan from 2,500,000 shares to 7,500,000 shares.

Updated biographical information for Gannon Giguiere, our Chief Executive Officer, Secretary and Chairman is set

forth below.

Gannon Giguiere, age 41, has served as our Chief Executive Officer, Secretary and Chairman since November 21, 2012. He has more than 19 years of managerial, financial and business experience. From January 2011 to the present he has worked for Yet To Know, Inc., a mobile productivity application development company, which he founded. From October 2007 to the present he has worked in a senior executive management position for Apex Wellness Group, LLC dba pHion Balance, a neutraceutical company. Mr. Giguiere served as president and chief executive officer for Get Lower, Inc., a consumer mortgage / real estate services lead generation company which he founded from January 2004 through September 2007. There, he grew company revenues from $0 to $6,000,000 in a 24 month period and increased employee levels from 1 to 50 before the company was sold to a strategic partner. From August 2001 through November 2003 he served as senior vice president for Move, Inc., a public company providing home mortgage and real estate services. From September 1997 through July 2001 he served as senior director for Alta Vista Company, and general manager, e-Commerce, for Alta Vista Shopping.com with management responsibilities including responsibility for product marketing and development. In 1997, he formed Separation Degrees Media, Inc. to provide technical and new media consulting services, which he continues to maintain today. From June 1995 through June 1997 he worked for IAR, Inc., in a business development and marketing management capacity. From September 1993 through August 1994 he worked for Morgan Stanley Dean Witter in an analyst capacity. In 2009 Mr. Giguiere was forced to incur significant personal financial liability from a family tragedy, which was non-business related and as a result filed for federal bankruptcy protection. This matter was discharged in 2011. Mr. Giguiere received a degree in Business Administration from the University of Southern California in 1995.

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

EVENTURE INTERACTIVE, INC.

August 14, 2013	By:	/s/ Gannon Giguiere
Gannon Giguiere, Chief Executive Officer

EVENTURE INTERACTIVE, INC.

August 14, 2013	By:	/s/ Michael D. Rountree
Michael D. Rountree, Chief Financial Officer

