Form 10-Q
period 2013-09-30
Eventure Interactive, Inc.
filed 2013-11-14
CIK 1509351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☐ No ☒

There were 18,807,500 shares of the issuer’s common stock outstanding as of November 14, 2013.

EVENTURE INTERACTIVE, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited)	4

Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and the period from November 29, 2010 (date of inception) to September 30, 2013 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and for the period from November 29, 2010 (inception) to September 30, 2013 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

EVENTURE INTERACTIVE, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY CHARLIE GPS, INC.)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$273,563	$357,643
Deposit	5,000	-
Total current assets	278,563	357,643
Software development costs	204,540	108,290
Fixed assets, net	36,225	-
Intangible asset - domain name	103,750	103,750
Total assets	$623,078	$569,683

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$102,237	$10,970
Accrued expenses	75,481	82,490

Total current liabilities	177,718	93,460

Commitments and contingencies
Common stock subject to redemption, 25,000 shares	43,750	43,750

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 18,657,500 and 17,932,500 shares issued and outstanding, respectively	18,658	17,932
Additional paid-in-capital	4,314,060	1,721,729
Deficit accumulated during the development stage	(3,931,108)	(1,307,188)
Total stockholders’ equity	401,610	432,473
Total liabilities and stockholders’ equity	$623,078	$569,683

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVENTURE INTERACTIVE, INC.
(FORMERLY CHARLIE GPS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months Ended September 30,		Nine months Ended September 30,		From November 29, 2010 (Inception) to September
	2013	2012	2013	2012	30, 2013

Revenues	$-	$-	$-	$-	$-
General and administrative expenses	516,932	108,174	2,623,920	119,515	3,931,108

Net loss	$(516,932)	$(108,174)	$(2,623,920)	$(119,515)	$(3,931,108)

Basic and diluted net loss per common share	$(0.03)	$(0.01)	$(0.14)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	18,558,038	10,400,000	18,274,808	10,400,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVENTURE INTERACTIVE, INC.
(FORMERLY CHARLIE GPS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,		From November 10, 2010 (Inception) to
	2013	2012	September 30, 2013
Operating activities
Net loss	$(2,623,920)	$(119,515)	$(3,931,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,893,057	-	2,914,569
Depreciation expense	1,775	-	1,775
Changes in operating assets and liabilities:
Prepaid expenses	-	5,507	-
Inventory	-	-	(1,258)
Deposits	(5,000)	-	(5,000)
Accounts payable	91,267	-	211,563
Accrued expenses	(7,009)	107,476	75,481
Net cash used in operating activities	(649,830)	(6,532)	(733,978)

Investing activities
Software development costs	(96,250)	-	(106,250)
Acquisition of fixed assets	(38,000)	-	(38,000)
Purchase of domain name	-	-	(60,000)
Net cash used in investing activities	(134,250)	-	(204,250)

Financing activities
Contributed capital from related party	-	-	1,650
Proceeds from notes payable, related party	-	2,000	3,141
Proceeds from sale of common stock	700,000	-	1,207,000
Net cash provided by financing activities	700,000	2,000	1,211,791

Net increase (decrease) in cash	(84,080)	(4,532)	273,563

Cash at beginning of the period	357,643	4,532	-

Cash at end of the period	$273,563	$0	$273,563

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-
Non-cash investing and financing transactions:
Contributed capital from the forgiveness of debt, related party	$-	$5,991	$5,991
Distribution of net liabilities to former shareholder	$-	$-	$105,218
Common stock subject to redemption issued for purchase of domain name	$-	$-	$43,750
Software contributed for common stock	$-	$-	$98,290

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVENTURE INTERACTIVE, INC.
(FORMERLY CHARLIE GPS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On February 20, 2013, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to change its name to Eventure Interactive, Inc. (the “Company”).

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $3,931,108 as of September 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Eventure Interactive, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year ended December 31, 2012, as reported in Form 10-K, have been omitted.

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

Since the Company is in a loss position, it has excluded stock options and warrants from its calculation of diluted net loss per share.  At September 30, 2013, the Company had 1,534,168 stock options and 750,000 warrants that would have been included in its calculation of diluted net loss per share if they were not antidilutive.

Fixed Assets

Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful life of the asset. Our fixed assets are comprised of computer equipment and the estimated life our computer equipment is three years.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

3. RELATED PARTIES

The Company received unsecured, non-interest bearing demand loans totaling $2,000 during the nine months ended September 30, 2012 from the Company’s former CEO. These loans were forgiven and contributed as capital during 2012.

On August 20, 2012, a related party contributed capital of $2,800 by paying for audit and accounting services on behalf of the Company.

During July 2013, the Company entered into a one-year lease with an entity that is 12% owned by the Chief Executive Officer (“CEO”) of the Company. The Company incurred expenses of $7,944 to this entity during the three months ended September 30, 2013.

On August 1, 2013, the Company’s CEO sold fixed assets to the Company for cash proceeds of $21,030.

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

5. STOCKHOLERS’ EQUITY

2012 Equity Incentive Plan

On July 1, 2013, our board of directors and shareholders owning a majority of our outstanding shares authorized an increase in the number of shares issuable under our 2012 Equity Incentive Plan from 2,500,000 shares to 7,500,000 shares.

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

On August 7, 2013, the Company issued 250,000 shares of common stock at a price of $1.00 per share for total cash proceeds of $250,000.

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

Common Stock Issued for Services

During March 2013, the Company entered into a consulting agreement with Hart Partners LLC to perform certain services on behalf of the Company and required the Company to issue 25,000 shares of its common stock upon execution of the agreement, and would require the Company to issue an additional 25,000 shares in six months in the event the agreement is not terminated by either party. The Company issued 25,000 shares of common stock to Hart Partners LLC during the nine months ended September 30, 2013, which were valued at the grant date closing price of $2.38 per share, and totaled $59,500 which the Company recorded as stock compensation. The Company and Hart Partners LLC cancelled their consulting agreement after six months and, accordingly, the Company is not obligated to issue the remaining 25,000 shares of common stock.

Stock Option Awards

During January through February 2013, the Company granted certain employees and consultants options to purchase 1,250,000 shares of common stock.  The options all have an exercise price of $0.50 per share and vest over periods of 0 to 4 years.  The stock price on the grant date was $1.79-$2.14 per share.  The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:  (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatilities of 182.18% -195.60% (4) dividend rate of 0%.  As a result, the fair value of these options on the grant date was $2,339,820 and the intrinsic value was $1,738,500.

During April through September 2013, the Company granted certain consultants and the Company’s Chief Financial Officer options to purchase 155,000 shares of common stock.  The options all have an exercise price of $1.00 per share and vest over 2 to 4 years.  The stock price on the grant date was $3.00-$3.51 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatility of 180.83-188.37%.  As a result, the fair value of these options on the grant date was $475,041 and the intrinsic value was $324,000.

A summary of stock option activity is presented below:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2012	200,000	$0.50
Granted	1,405,000	$0.56
Exercised	-	-
Expired/Forfeited/Cancelled	(70,832)	-
Outstanding at September 30, 2013	1,534,168	$0.54

During the nine months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense of $1,833,557 and $0, respectively, related to stock options.  As of September 30, 2013, there was approximately $938,288 of total unrecognized compensation cost related to non-vested stock options.

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

A summary of warrant activity is presented below:

Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2012	750,000	$0.01		$
Granted	-	$-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at September 30, 2013	750,000	$0.01	9.3	$2,280,000

6. COMMITMENTS AND CONTINGENCIES

Effective August 15, 2013, we entered into an Independent Contractor Agreement with Jigsaw Partners, Inc. (“Jigsaw”) pursuant to which Jigsaw provides us with marketing and other services intended to generate traffic/users to our products and services. The agreement has a term of two years and may be renewed or extended as mutually agreed by the parties. Pursuant to the agreement, we are paying Jigsaw (i) a cash retainer of $2,500 per month, (ii) bounty payments on the basis of a $0.10 bounty per download/acquisition of new users (defined as application downloads or new user accounts created that logs in and creates two new sessions), (iii) a 10% commission on net new revenues and a 5% commission on net renewal revenues derived from invitation sales (on net new revenues only), cloud storage, ad suppression and other services offered to consumers from time to time deemed to be generated by active use accounts established via the traffic generation efforts of Jigsaw. Net new revenue is defined in the agreement as revenue minus the cost of the service allocated to the exact type of revenue. Net renewal revenue is defined in the agreement as revenue minus the cost of the service allocated to the exact type of revenue. Our obligation to pay net renewal revenue to Jigsaw continues, to the extent applicable, beyond the termination of the agreement.

Jigsaw may, in its sole discretion, agree to accept shares of our common stock in lieu of any cash payments due to Jigsaw pursuant to the agreement. The number of shares issuable to Jigsaw will be determined based upon the average closing price for our common stock during the five trading days immediately prior to the date on which we receive notice from Jigsaw as to its intention to accept shares after applying a 10% discount to such average closing price. Alternatively, the number of shares issuable to Jigsaw may be based on the price at which we are offering shares in a private placement taking place at the time we receive notice from Jigsaw to accept shares or in a private placement which closed within thirty days of the date of notice.

The Company had no obligation owed to Jigsaw at September 30, 2013.

7. SUBSEQUENT EVENTS

During October 2013, the Company issued 125,000 shares of common stock at a price of $1.00 per share for total cash proceeds of $125,000.

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

Results of Operations

Revenues

We generated no revenues during the period from November 29, 2010 (date of inception) through September 30, 2013.

Loss from Operations

We incurred net losses from operations of $516,932 and $2,623,920 for the three and nine months ended  September 30, 2013, respectively. For the three and nine months ended September 30, 2012, we incurred losses from operations of $108,174 and $119,515, respectively. The increase in comparable losses was due to increases in general and administrative expenses due to the commencement of operations of the Company. Such expenses included stock-based compensation of $240,664 and $1,893,057 and salaries of $130,771 and $368,170, for the three and nine months ended September 30, 2013, respectively.

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

At September 30, 2013, cash was $273,563 and a $5,000 deposit. At the same time, we had current liabilities of $177,718, which consisted of accounts payable and accrued expenses. We attribute our net loss from operations to having no revenues to sustain our operating costs as we are a development stage company. At December 31, 2012, cash was $357,643 and we had no other current assets. At the same time, we had current liabilities of $93,460, which consisted of accounts payable and accrued expenses.

Net Cash Used in Operating Activities

Net cash used in operating activities was $649,830 for the nine months ended September 30, 2013, as compared to net cash used of $6,532 for the nine months ended September 30, 2012. The increase in net cash used in operations was primarily due to the net loss of $2,623,920 partially offset by stock compensation of $1,893,057, and accounts payable of $91,267.

Net Cash Used by Investing Activities

During the nine months ended September 30, 2013 and 2012, we used $134,250 and $0, respectively, of cash in investing activities. The cash used in investing activities in 2013 was for software development costs of $96,250, and purchase of fixed assets of $38,000.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2013, we received $700,000 in proceeds from the sale of our common stock to investors as compared to $2,000 in proceeds from notes payable from a related party for the nine months ended September 30, 2012.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $3,931,108 as of September 30, 2013 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, and for the same reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 management concluded that as of September 30, 2013 our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

During May 2013, we commenced an offering of a maximum of 750,000 shares of our common stock at a price of $1.00 per share. It was originally intended that the shares to be issued in this offering would not have anti-dilution protection. However, we subsequently determined to provide for anti-dilution protection. The shares issued in the offering contain full ratchet anti-dilution protection for one year following the final closing thereunder. If we issue common stock at less than $1.00 per share during such one year period or if we issue securities during such one year period which are convertible into or exercisable for shares of our common stock with a conversion or exercise price of less than $1.00 per share, then the offering price of $1.00 gets adjusted to the lower price entitling the subscribers to additional shares. In June 2013 we closed on the sale of 100,000 shares ($100,000). In August 2013 we closed on the sale of 250,000 shares ($250,000). In October 2013 we closed on the sale of 125,000 shares ($125,000). The shares were issued in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Registration D promulgated thereunder, as transactions by an issuer not involving a public offering.

On July 1, 2013, we issued 25,000 non-statutory stock options under our 2012 Equity Incentive Plan to an employee to purchase up to 25,000 shares of our common stock. These options are exercisable for a period of ten years at an exercise price of $1.00 per share. The issuance of the options was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer nor involving a public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

During September 2013, we issued 25,000 non-statutory stock options under our 2012 Equity Incentive Plan to an employee to purchase up to 25,000 shares of our common stock. These options are exercisable for a period of ten years at an exercise price of $1.00 per share. The issuance of the options was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer nor involving a public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On July 1, 2013, our board of directors and shareholders owning a majority of our outstanding shares authorized an increase in the number of shares issuable under our 2012 Equity Incentive Plan from 2,500,000 shares to 7,500,000 shares.

Effective August 15, 2013 we entered into an Independent Contractor Agreement (the “Agreement”) with Jigsaw Partners Inc., (“Jigsaw”) pursuant to which Jigsaw provides us with marketing and other services intended to generate traffic/users to our products and services. The Agreement has a term of two years and may be renewed or extended as mutually agreed by the parties. Pursuant to the Agreement, we are paying Jigsaw (i) a cash retainer of $2,500 per month, (ii) bounty payments on the basis of a $0.10 bounty per download/acquisition of new users (defined as application downloads or new user accounts created that logs in and creates two new sessions), (iii) a 10% commission on net new revenues and a 5% commission on net renewal revenues derived from invitation sales (on net new revenues only), cloud storage, ad suppression and other services offered to consumers from time to time deemed to be generated by active use accounts established via the traffic generation efforts of Jigsaw. Net new revenue is defined in the Agreement as revenue minus the cost of the service allocated to the exact type of revenue. Net renewal revenue is defined in the Agreement as revenue minus the cost of the service allocated to the exact type of revenue. Our obligation to pay net renewal revenue to Jigsaw continues, to the extent applicable, beyond the termination of the Agreement.

Jigsaw may, in its sole discretion, agree to accept shares of our common stock in lieu of any cash payments due to Jigsaw pursuant to the Agreement. The number of shares issuable to Jigsaw will be determined based upon the average closing price for our common stock during the five trading days immediately prior to the date on which we receive notice from Jigsaw as to its intention to accept shares after applying a 10% discount to such average closing price. Alternatively, the number of shares issuable to Jigsaw may be based on the price at which we are offering shares in a private placement taking place at the time we receive notice from Jigsaw to accept shares or in a private placement which closed within thirty days of the date of notice.

The services being provided by Jigsaw pursuant to the Agreement are being provided by Jigsaw in the capacity of an independent contractor. The Agreement also contains a standard confidentiality provision.

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

The following exhibits are included as part of this report:

Exhibit No.	Description

10.1	Independent Contactor Agreement made effective as of August 15, 2013 between Registrant and Jigsaw Partners, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVENTURE INTERACTIVE, INC.

November 14, 2013	By:	/s/ Gannon Giguiere
Gannon Giguiere, Chief Executive Officer

EVENTURE INTERACTIVE, INC.

November 14, 2013	By:	/s/ Michael D. Rountree
Michael D. Rountree, Chief Financial Officer

