Form 10-K
period 2013-12-31
Eventure Interactive, Inc.
filed 2014-04-15
CIK 1509351

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Year Ended: December 31, 2013

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

Securities registered under Section 12(g) of the Act: Common Stock par value $0.001 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2013, there were 18,407,500 shares of the registrant's common stock, par value $0.001, issued and outstanding. Of these, 4,405,416 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates on June 30, 2013 was $13,436,518 based on the closing price of $3.05 for the registrant’s common stock on June 30, 2013.

As of April 7, 2014, there were 23,426,384 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

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

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to successfully engage in the social media business;

2.	Our ability to successfully develop and grow our business;

3.	The intensity of competition in the social media industry;

4.	Our ability to raise additional capital if, as, and when needed on acceptable terms;

5.	General economic conditions that affect our industry or the global environment in which we operate; and

6.	Our ability to successfully attract and retain management and other key employees.

All references in this Form 10-K to the “Company,” “we,” “us” or “our” are to Eventure Interactive, Inc. and unless otherwise differentiated, its subsidiary, Local Event Media, Inc.

PART I

ITEM 1.      BUSINESS

Organizational History

We were incorporated in the State of Nevada under the name Charlie GPS Inc. on November 29, 2010 to engage in the business of distribution of GPS tracking units with user ability to track their assets over internet based systems. We developed our business plan and commenced operations in this area but did not achieve any operating revenues. In November 2012, we engaged in discussions involving a possible purchase of social media related assets.

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

We have commenced the process of dissolving our wholly owned subsidiary, Local Event Media, Inc. We expect the dissolution to be completed during April 2014.

Business Overview and Strategy

Since November 21, 2012, we have engaged in the social media business. We are a social application development company that is capturing everyday events and turning them into meaningful memories to be scrapbooked, organized, and referenced forever (automatically). Our first project is the socialization of the ordinary utilitarian calendar. Every day, millions of people are forced to use approximately 6 applications to plan, invite, navigate, capture, organize and share their social and business events. Without organization and a simple retrieval system, sharing and recalling the memories are often difficult, and many times non-existent. In addition, currently used techniques of memory sharing are person-to-person as opposed to people-to-event, so many captured memories never end up being socially shared correctly. The currently available apps are disjointed which results in a scattered experience for the user. It is not uncommon for a person to have several thousand photos on his camera roll and also replicated on his hard drive; have to toggle between multiple calendars and invite applications; and have to spend endless hours organizing and attaching photos and videos; just so he can share the memories captured from an event. Thus, there is not a simple one-stop solution that syncs and allows for access and review of activities.

Our technically unique, yet simple-to-use, patented mobile-to-web technology platform provides users with a single application that addresses these inefficiencies in the social marketplace by enabling captured memories to be centrally stored and effortlessly shared among event attendees in a secure, real-time, mobile ad-hoc network. “Eventure Everywhere” is keystone to our business offerings and strategy to maximize the experience of each event with rich features to successfully schedule, capture, scrapbook (store); and share one’s life and events in a meaningful way. Eventure Everywhere includes: “Anonymous Messaging,” “Event Genius,” “Wish I was There,” “I’ll Be There,” and “Music Streaming” of existing social plugins from Spotify, Pandora, iHeartRadio, and SirisXM. Combined, they are core viral adoption drivers of Eventure’s solution into various target markets.

During 2014, we will continue to develop and commercialize our social media business. This may require us to raise additional funds to support our future growth plans.

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

We also took the following actions:

•	We transferred all of our pre-Asset Purchase Agreement assets, excluding the private placement offering proceeds, and all of our pre-Asset Purchase Agreement liabilities, to a newly formed wholly owned subsidiary, Charlie GPS Split Corp. (“Split-Off Subsidiary”) and in connection therewith transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to our pre-Asset Purchase Agreement principal stockholder in exchange for the surrender and cancellation of 8,000,000 shares of our common stock owned by such stockholder.

•	Effective November 19, 2012, our board of directors and persons holding a majority of our outstanding common stock adopted a Two Million Five Hundred Thousand (2,500,000) share Equity Incentive Plan for future issuances, at the discretion of our board of directors, of awards to officers, key employees, consultants and directors. On July 1, 2013 our board of directors and persons holding a majority of our outstanding shares authorized an increase in the number of shares issuable under the Equity Incentive Plan to Seven Million Five Hundred Thousand (7,500,000).

•	Effective at Closing, our pre-Asset Purchase Agreement officers and directors resigned, we increased the size of our board of directors to three members, at least one of which shall be independent, with the intent to increase the board to at least five members post-Closing, at least three of which shall be independent and we appointed new executive officers and two directors to fill the vacancies created by the resignations and the increase in the size of the board. In connection therewith we appointed Gannon Giguiere as our Chairman, Chief Executive Officer and Secretary and appointed Alan Johnson as our President and as a Director.

•	Effective at Closing, we executed 24 month lock-up agreements with all post-Closing officers and directors and all stockholders holding ten percent or more of our common stock. Effective March 10, 2014 we terminated the lock-up agreements.

•	Effective at Closing, we entered into Employment Agreements with Gannon Giguiere and Alan Johnson.

•	Effective at Closing, we entered into Indemnification Agreements with Gannon Giguiere and Alan Johnson under which we agreed to indemnify Messrs. Giguiere and Johnson and to provide for advancement of expenses under certain circumstances to the fullest extent permitted by applicable law.

•	We adopted a Code of Ethics applicable to our principal officers.

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

Effective January 1, 2013, we engaged Timothy Lyons as our Chief Technology Officer. In connection therewith, on January 2, 2013 we issued 300,000 non-statutory stock options to Mr. Lyons under our 2012 Equity Incentive Plan, each option being exercisable at a price of $0.50 per share for a period of ten years from issuance. We are also paying Mr. Lyons $5,000 per month for his services. In March 2014 we issued 200,000 shares of our restricted common stock to Mr. Lyons in further consideration of services rendered.

Effective April 1, 2013, we engaged Michael D. Rountree as our Chief Financial Officer. Effective December 31, 2013, he has also been serving as our Treasurer. In connection therewith, we were paying Mr. Rountree $2,500 per month and issued 50,000 non-statutory stock options to Mr. Rountree exercisable for the purchase of 50,000 shares of our common stock at a price of $1.00 per share. Effective March 10, 2014 we entered into a 3-year employment agreement with Mr. Rountree under which he continues to serve as our Chief Financial Officer and Treasurer at a base annual salary of $150,000. See Part II, Item 10. Directors, Executive Officers and Corporate Governance – Employment Agreements.

Effective August 15, 2013, we entered into an Independent Contractor Agreement (the “Agreement”) with Jigsaw Partners Inc., (“Jigsaw”) pursuant to which Jigsaw provides us with marketing and other services intended to generate traffic/users to our products and services. Effective December 31, 2013 we amended the Agreement. The Agreement has a term of two years and may be renewed or extended as mutually agreed by the parties. Pursuant to the Agreement, we are paying Jigsaw (i) a cash retainer of $2,500 per month, (ii) bounty payments on the basis of a $0.10 bounty per download/acquisition of new users (defined as application downloads or new user accounts created that logs in and creates two new sessions), (iii) a 10% commission on net new revenues and a 5% commission on net renewal revenues derived from invitation sales (on net new revenues only), cloud storage, ad suppression and other services offered to consumers from time to time deemed to be generated by active use accounts established via the traffic generation efforts of Jigsaw. Net new revenue is defined in the Agreement as revenue minus the cost of the service allocated to the exact type of revenue. Net renewal revenue is defined in the Agreement as revenue minus the cost of the service allocated to the exact type of revenue. Our obligation to pay net renewal revenue to Jigsaw continues, to the extent applicable, beyond the termination of the Agreement. Jigsaw may, in its sole discretion, agree to accept shares of our common stock in lieu of any cash payments due to Jigsaw pursuant to the Agreement. The number of shares issuable to Jigsaw will be determined based upon the average closing price for our common stock during the five trading days immediately prior to the date on which we receive notice from Jigsaw as to its intention to accept shares after applying a 10% discount to such average closing price. Alternatively, the number of shares issuable to Jigsaw may be based on the price at which we are offering shares in a private placement taking place at the time we receive notice from Jigsaw to accept shares or in a private placement which closed within thirty days of the date of notice. Pursuant to the amendment, the parties agreed to limit the aggregate maximum number of shares of our common stock which can be issued to Jigsaw under the Agreement in lieu of cash payment to 100,000 shares. The services being provided by Jigsaw pursuant to the Agreement are being provided by Jigsaw in the capacity of an independent contractor. The Agreement also contains a standard confidentiality provision.

Effective March 10, 2014, we entered into an 18-month Consulting Agreement with Harrison Group, Inc. (“Harrison”) pursuant to which Harrison will (i) manage and communicate our corporate profile within the investment community; (ii) conduct and arrange meetings on our behalf with investment professionals and advise them of our plans, goals and activities; (iii) arrange meetings with other in the investment community; (iv) increase public awareness of our activities; and (v) provide us with general financial and business advice. We have the right to terminate the Consulting Agreement at any time upon 30 days prior written notice. We issued 100,000 shares of our restricted common stock to Harrison pursuant to the Consulting Agreement and are paying Harrison cash fees at the rate of $2,500 per month. The Consulting Agreement also contains confidentiality, non-solicitation and non-compete provisions.

On February 7, 2014, we entered into a one-month Service Provider Agreement with Chinese Investors.com, Inc., an Indiana corporation (“CII”). Thereunder, CII provided us with investor and public relations advice and services during the period February 18, 2014 through March 17, 2014. In connection therewith, we paid CII $6,000 and issued to CII 3,884 shares of our restricted common stock valued at $12,000. On March 5, 2014, we entered into a new Service Provider Agreement with CII, effective March 18, 2014 (the “Subsequent Service Provider Agreement”) with a term of one year. Pursuant to the Subsequent Service Provider Agreement, we paid CII $5,000 and are obligated to make additional $5,000 payments to CII on or about June 15, 2014 and October 15, 2014. We are also required to issue an aggregate of 120,000 restricted shares of our common stock to CII, 40,000 of which were issued in March 2014, 40,000 of which are issuable on or about June 15, 2014 and 40,000 of which are issuable on or about October 15, 2014. The shares issued and issuable under the Subsequent Service Provider Agreement contain piggyback registration rights. We can cancel the Subsequent Service Provider Agreement by providing CII with 15 days prior written notice but would remain responsible for the payment of the remaining cash and stock fees due thereunder unless such termination is due to an illegal and willful act by CII.

On March 5, 2013, we entered into a Corporate Advisory and Investor Relation Agreement with Hart Partners LLC (“Hart”). Pursuant to the Corporate Advisory and Investor Relation Agreement we issued 25,000 shares of our common stock to Hart in March 2013. We terminated the Corporate Advisory and Investor Relation Agreement on or before June 2013.

On March 19, 2013, we entered into a Consulting Agreement with John Keema. In connection therewith, in March 2013, we issued 50,000 stock options with an exercise price of $1.00 per share to Mr. Keema.

Advisory Board

Effective December 3, 2012, we established an advisory board to provide us with financial, technical and business advice and appointed the initial four members thereto. Effective March 10, 2014, we appointed the three additional members to our advisory board. See Directors, Executive Officers and Corporate Governance – Advisory Board.

The Social Media Market

According to Computerworld, as of 2013 the social networking market is estimated to include approximately 1.6 billion users worldwide. With an estimated 7 billion people in the world, this equates to approximately 1 in 7 people, or a little over 22% of the world’s population is using social networks. The overall social sector is continuing to evolve and grow, and we have identified what we believe to be an overlooked entry point and are focused on establishing market leadership in the social calendaring category.

Leveraging a robust technology, we are currently extending our technical depth and product features, while pursuing a proven, integrated promotional strategy targeting the largest social networks (e.g. Facebook, LinkedIn, Twitter and Google+) as beach-head traffic sources.

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

Business Model and Strategy

We believe our Social Calendaring application to be unique and that it will appeal to both social and work events, allowing for a comprehensive business model including:

•	Digital Invitation Sales
•	Ad Suppression Subscription
•	Media Cloud Storage
•	Event Ticket Sales
•	Sponsored Content
•	Targeted Listings
•	Promotional Offers
•	Data Licensing

We expect to able to generate multiple revenue streams from each user, as well as professional event organizations and eventually project management professionals.

Employees

As of December 31, 2013, we had 6 full-time employees including Gannon Giguiere, our CEO and Secretary, Alan Johnson, our President, and Michael D. Rountree, our CFO and Treasurer.

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

For 2013, we incurred an operating loss of $3,046,187. We have generated no revenues to date. We plan to increase our expenses associated with the development of our social media business. There is no assurance we will be able to derive revenues from the exploitation of our social media business to successfully achieve positive cash flow or that our social media business will be successful. If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis.

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

Our consolidated financial statements for the year ended December 31, 2013 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have accumulated a loss to date and have relied on raising funds through private placements. During 2013, we raised $825,000 from sales of our common stock and at December 31, 2013 held $67,762 in cash. Our consolidated financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying consolidated financial statements, we have incurred a net loss of $4,353,375 for the period from November 29, 2010 (date of inception) to December 31, 2013 and have not generated any revenues. The future of our Company is dependent upon our ability to obtain financing, upon the future success of our social media businesses and upon profitable operations from the development of acquisitions, if any. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

We are a smaller reporting company with 6 employees as of December 31, 2013. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead to develop our prospective social media businesses and to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. Inability to manage future growth could have a material adverse effect on our business, financial results or operations.

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

Our common stock is deemed to be "penny stock" as that term is defined in Regulation Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks: (a) with a price of less than $5.00 per share; (b) that are not traded on a "recognized" national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

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

Our business address is 3420 Bristol Street, Costa Mesa, CA. We utilize approximately 1,500 square feet of office space at such address and pay monthly rent to a related party of approximately $1,700. Our lease expires on June 30, 2014.

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

Quarter Ended	High	Low

December 31, 2013	$3.51	$2.75
September 30, 2013	$3.52	$2.90
June 30, 2013	$3.00	$2.15
March 31, 2013	$2.70	$1.73
December 31, 2012	$1.71	$0.82

As of December 31, 2013, we had 34 shareholders of record for our common stock.

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

Recent Sales of Unregistered Securities

In January 2013, our Board of Directors authorized the grant of an aggregate of 900,000 non-statutory stock options under our 2012 Equity Incentive Plan to four persons, including our two executive officers, to purchase up to an aggregate of 900,000 shares of our common stock. 300,000 of these options were cancelled on March 10, 2014. All of these options are exercisable for a period of ten years at an exercise price of $0.50 per share.

In February 2013, our Board of Directors authorized the grant of an aggregate of 350,000 stock options under our 2012 Equity Incentive Plan to nine persons to purchase up to an aggregate of 350,000 shares of our common stock. All of these options are exercisable for a period of ten years at an exercise price of $0.50 per share.

In March 2013, we commenced a private placement offering of a maximum of 1,000,000 shares at a price of $1.00 per share. On March 7, 2013 we closed on the sale of 250,000 shares ($250,000) and in May 2013 we closed on the sale of 100,000 shares ($100,000). The shares contained anti-dilution protection for one year from the May 2013 closing of the offering.

Effective March 5, 2013, we issued 25,000 shares of our common stock to one person in connection with a Corporate Advisory and Investor Relations Agreement.

In March 2013, we issued 50,000 stock options under our 2012 Equity incentive Plan to a consultant to purchase up to 50,000 shares of our common stock. These options are exercisable for a period of ten years at an exercise price of $1.00 per share.

In April 2013, we issued 50,000 non-statutory stock options under our 2012 Equity Incentive Plan to our chief financial officer to purchase up to 50,000 shares of our common stock. These options are exercisable for a period of ten years at an exercise price of $1.00 per share.

During May 2013, we commenced an offering of a maximum of 750,000 shares of our common stock at a price of $1.00 per share. It was originally intended that the shares to be issued in this offering would not have anti-dilution protection. However, we subsequently determined to provide for anti-dilution protection, similar to that provided in the prior offering. The shares issued in the offering contain anti-dilution protection for one year following the final closing thereunder. If we issue common stock at less than $1.00 per share during such one year period or if we issue securities during such one year period which are convertible into or exercisable for shares of our common stock with a conversion or exercise price of less than $1.00 per share, then the offering price of $1.00 gets adjusted to the lower price entitling the subscribers to additional shares. In June 2013 we closed on the sale of 100,000 shares ($100,000). In August 2013 we closed on the sale of 250,000 shares ($250,000). In October 2013 we closed on the sale of 125,000 shares ($125,000). The offering was completed in October 2013.

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

Effective January 1, 2014, we issued an aggregate of 177,500 ten-year non-qualified stock options to five consultants/advisors with an exercise price of $1.00 per share under our 2012 Equity Incentive Plan which vest ratably on a monthly basis over a period of three years.

In January 2014, we issued an aggregate of 200,000 shares of our restricted common stock to two persons at a price of $1.00 per share.

Effective January 28, 2014, we issued an aggregate of 850,000 shares of our restricted common stock to our three executive officers, Gannon Giguiere (300,000 shares), Alan Johnson (300,000 shares) and Michael D. Rountree (250,000 shares).

Effective February 1, 2014, we issued 25,000 ten-year non-qualified stock options to a consultant/advisor with an exercise price of $1.00 per share under our 2012 Equity Incentive Plan which vest ratably on a monthly basis over a period of three years.

In connection with our execution of a February 2014 Service Provider Agreement with ChineseInvestors.com, Inc., we issued 3,884 shares of our restricted common stock.

In February 2014, we issued 75,000 shares of our restricted common stock to one person at a price of $1.00 per share.

In connection with March 10, 2014 amendments to our Employment Services Agreements with Gannon Giguiere and Alan Johnson and our March 10, 2014 entry into an Employment Services Agreement with Michael Rountree, we issued an aggregate of 2,800,000 shares of our restricted common stock.

In connection with our March 10, 2014 Consulting Agreement with Harrison Group, Inc., we issued 100,000 shares of our restricted common stock.

In connection with the appointments of Harrison Group, Inc., Vinay Jatwani and Darren Reinig to our Advisory Board effective March 10, 2014, we issued 250,000 ten-year warrants, each with an exercise price of $1.00 per share to each of the appointees or an aggregate of 750,000 warrants.

In March 2014, we issued 200,000 shares of our restricted common stock to Timothy Lyons, our Chief Technology Officer, in consideration of services rendered.

In March 2014, we issued an aggregate of 350,000 shares of our restricted common stock to three persons at a price of $1.00 per share.

In connection with our execution of a March 2014 Service Provider Agreement with ChineseInvestors.com, Inc., we issued 40,000 shares of our restricted common stock.

Effective March 1, 2014, we issued an aggregate of 850,000 ten-year non-qualified stock options with an exercise price of $1.00 per share under our 2012 Equity Incentive Plan which vest ratably on a monthly basis over a period of three years to our three executive officers, Gannon Giguiere (300,000 options), Alan Johnson (300,000 options) and Michael Rountree (250,000 options).

In March 2014, we sold an aggregate of 50,000 shares of our restricted common stock to two third parties at a price of $1.00 per share. The shares will be issued in April 2014.

All of the foregoing issuances of securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended for transactions by an issuer not involving a public offering, pursuant to Rule 506 of Regulation D, or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

On November 19, 2012, our Board of Directors and stockholders owning a majority of our outstanding shares (the “Majority Stockholders”) adopted our 2012 Equity Incentive Plan, as amended. On July 1, 2013 our Board of Directors and Majority Stockholders amended our 2012 Equity Incentive Plan to increase the number of shares issuable thereunder. A total of 7,500,000 shares of our common stock are issuable under the 2012 Equity Incentive Plan, If an incentive award granted under the 2012 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2012 Equity Incentive Plan.

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

The following table provides information as of December 31, 2013, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,433,650	$0.36	6,066,350
Equity compensation plans not approved by security holders	750,000	0.01	N/A
Total	2,183,650		6,066,350

On November 27, 2012, we issued to employees non-statutory options under the 2012 Equity Incentive Plan to purchase up to an aggregate of 200,000 shares of our common stock or a period of ten years at an exercise price of $0.50 per share.

On December 3, 2012 we issued ten year warrants to purchase an aggregate of 750,000 shares of our Common Stock at a price of $0.01 per share to our four initial advisory board members.

On January 2, 2013, we issued to employees/consultants non-statutory stock options under the 2012 Equity Incentive Plan to purchase up to an aggregate of 900,000 shares of our common stock for a period of ten years at an exercise price of $0.50 per share. Effective March 2014, 300,000 of those options were cancelled.

On February 1, 2013, we issued to employees/consultants non-statutory stock options under the 2012 Equity Incentive Plan to purchase up to an aggregate of 350,000 shares of our common stock for a period of ten years at an exercise price of $0.50 per share. 121,350 of those options were cancelled/forfeited in 2013, and an additional 28,650 options were cancelled/forfeited in 2014.

In April 2013, we issued to our chief financial officer non-statutory stock options under the 2012 Equity Incentive Plan to purchase up to 50,000 shares of our common stock for a period of ten years at the exercise price of $1.00 per share.

On April 1, 2013, we issued 50,000 non-statutory stock options under our 2012 Equity Incentive Plan to a consultant to purchase up to 50,000 shares of our common stock. These options are exercisable for a period of ten years at an exercise price of $1.00 per share. During 2013 all 50,000 of these options were cancelled.

During May 2013, we issued 5,000 non-statutory options under our 2012 Equity Incentive Plan to a consultant to purchase up to 5,000 shares of our common stock. The options are exercisable for a period of ten years at an exercise price of $1.00 per share.

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

Effective January 1, 2014, we issued an aggregate of 177,500 ten-year non-qualified stock options to five consultants/advisors with an exercise price of $1.00 per share under our 2012 Equity Incentive Plan which vest ratably on a monthly basis over a period of three years.

Effective February 1, 2014, we issued 25,000 ten-year non-qualified stock options to a consultant/advisor with an exercise price of $1.00 per share under our 2012 Equity incentive Plan which vest ratably on a monthly basis over a period of three years.

Effective March 1, 2014, we issued an aggregate of 850,000 ten-year non-qualified stock options with an exercise price of $1.00 per share under our 2012 Equity Incentive Plan which vest ratably on a monthly basis over a period of three years to our three executive officers, Gannon Giguiere (300,000 options), Alan Johnson (300,000 options) and Michael Rountree (250,000 options).

On March 1, 2014, the Company issued warrants to third parties for services to purchase 750,000 shares of its common stock granted with an exercise price of $1.00 per share (initially, the exercise price was identified as $0.01 per share, however, the exercise price was subsequently corrected to $1.00 per share).

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

Results of Operations

Loss from Operations

We incurred a loss from operations of $3,046,187 for the year ended December 31, 2013. For the year ended December 31, 2012, we incurred a loss from operations of $1,283,594. The increase in loss was primarily due to higher stock compensation (an increase of approximately $990,000) and higher salaries expense (an increase of approximately $500,000). We incurred losses from operations of $4,353,375 for the period from November 29, 2010 (date of inception) through December 31, 2013 and have not yet generated any revenues since inception that can support our operating expenses.

Revenues

We generated no revenues during the period from November 29, 2010 (date of inception) through December 31, 2013.

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

At December 31, 2013, cash was $67,762 and we had a $5,000 deposit classified as a current asset. At the same time, we had current liabilities of $257,588, which consisted of accounts payable of $121,518 and accrued expenses of $136,070. We attribute our net loss from operations to having no revenues to sustain our operating costs as we are a development stage company. At December 31, 2012, cash was $357,643 and we had no other current assets. At the same time, we had current liabilities of $93,460 which consisted of accounts payable and accrued expenses.

Net Cash Used in Operating Activities

Net cash used in operating activities was $872,198 for the year ended December 31, 2013, as compared to $53,889 for the year ended December 31, 2012. The increase in cash used in operations was primarily due to a higher net loss.

Net Cash Used in Investing Activities

During the year ended December 31, 2013, we used cash in investing activities of $242,683, as compared to $70,000 for the year ended December 31, 2012. Cash used in investing activities during the year ended December 31, 2013 was used for software development costs ($204,683) and for the acquisition of fixed assets ($38,000). Cash used in investing activities during the year ended December 31, 2012 was used for our software ($10,000) and domain name ($60,000).

Net Cash Provided by Financing Activities

During the year ended December 31, 2013, we received $825,000 in net cash from financing activities as compared to $477,000 for the year ended December 31, 2012.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $4,353,375 as of December 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 12, 2013, we dismissed M&K CPAS, PLLC (“M&K”) as our independent registered public accounting firm and appointed GBH CPAs, PC (“GBH”) to serve as our new independent registered public accounting firm. The dismissal of M&K and appointment of GBH was approved by our board of directors.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2013, management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2013, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal. No family relationships exist between any of our present directors and officers. The following table sets forth certain information as of April 7, 2014, with respect to our directors and executive officers.

Name	Position Held	Age	Date of Election or Appointment as Director

Gannon Giguiere	Chief Executive Officer, Secretary and Chairman of the Board of Directors	41	November 21, 2012
Alan Johnson	President and Director	40	November 21, 2012
Michael D. Rountree	Chief Financial Officer and Treasurer	44	N/A

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

Alan Johnson, age 40, has served as our President and as a Director since November 21, 2012. He has more than 15 years of entrepreneurial business experience. From January 2008 through the present he has worked as the director for marketing and branding initiatives at Global Augmentative Communication Innovators, a socially focused company formed to create global awareness for special needs children. From 1998 through September 2007 he worked for Casa Palmera as a federally licensed hospital administrator. Casa Palmera is an addiction treatment center specializing in eating disorders and pain management. He oversaw all operations which included their technology, search engine optimization, and development of online advertising campaigns. Since November 2005, Mr. Johnson has served as a Board Member for the Andrei Foundation, a foundation devoted to degenerative eye diseases. He is also a founding member of Generation Conservation, a subsidiary of Conservation International, an organization dedicated to the preservation of a stable climate, fresh water, healthy oceans, and reliable food sources throughout the world. Mr. Johnson graduated from the University of Southern California in 1995 with a degree in Business Administration.

Michael D. Rountree, age 44, has served as our Chief Financial Officer since April 1, 2013 and as our Treasurer since December 31, 2013. Mr. Rountree is a certified public accountant as well as a business and financial manager and advisor. He is the President of Rountree Consulting, a company which he founded in August 1997. Rountree Consulting provides financial, strategy, and business consulting services to clients with the goal of increasing sales and growing revenues, while also actively managing and lowering excess expenses and operational inefficiencies. Prior to forming Rountree Consulting, Mr. Rountree spent 3 years with Deloitte and Touche and Price Waterhouse working on multi-state tax and financial accounting engagements for large Fortune 500 and Global 2000 clients. Mr. Rountree also spent 3 years at the State of California Franchise Tax Board. His initial work was with the traditional corporate and individual audit group, but he was quickly promoted to the forensics audit practice where he handled complex financial, tax and audit engagements. Mr. Rountree holds a BS degree with an emphasis in Accountancy from C.S.U Long Beach and a Masters in Business Taxation from the Leventhal School of Accounting at the University Southern of California.

Employment Agreements

Effective upon the November 21, 2012 closing of the Asset Purchase Agreement, we entered into 3-year employment agreements with each of Gannon Giguiere and Alan Johnson under which Mr. Giguiere is serving as our Chief Executive Officer and Secretary and Mr. Johnson is serving as our President. Except for job titles and related responsibilities, the employment agreements are identical in all material respects. The employment agreements will be automatically renewed at the end of each term unless we or the employee give the other written notice at least 30 days prior to the end of the term or the applicable renewal term, as the case may be. Messrs. Giguiere and Johnson each receive a base annual salary of $180,000 and are each entitled to receive an annual bonus equal to up to 100% of the base annual salary upon our achieving milestones to be determined by our Board of Directors. Each of Messrs. Giguiere and Johnson were also awarded 100,000 stock options under our 2012 Equity Incentive Plan at closing, with a term of 10 years and an exercise price of $.50 per share. In January 2013, we issued 400,000 stock options under our 2012 Equity Incentive Plan to Mr. Giguiere and issued 100,000 stock options under our 2012 Equity Incentive Plan to Mr. Johnson, each of which options have a term of 10 years and an exercise price of $0.50 per share. The employment agreements also provide for paid vacation time, payment of customary health insurance and other benefits and expense reimbursement. The employment agreements also contain non-compete and non-solicitation provisions effective during the employment period and for 18 months thereafter in the case of the non-compete provision and for 6 months thereafter in the case of the non-solicitation provision unless the employee is terminated without cause or the employee terminates the agreement for good reason, in which case the non-compete and severance provisions are of no further force or effect.

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

Effective March 10, 2014, we entered into Amendment No. 1 (the “Amendment”) to the November 21, 2012 Employment Services Agreement between us and Gannon Giguiere, our Chief Executive Officer, Secretary and Chairman. The Amendment revised the renewal periods under the Employment Services Agreement from one to three years, clarified the provision under which we can issue bonuses to Mr. Giguiere and provided for the issuance of 1,300,000 shares of our common stock to Mr. Giguiere upon execution of the Amendment. It also provided for the cancellation of the 300,000, ten-year, non-statutory stock options with an exercise price of $0.50 per share which had been issued to Mr. Giguiere in January 2013.

Effective March 10, 2014, we entered into Amendment No. 1 (the “Amendment”) to the November 21, 2012 Employment Services Agreement between us and Alan Johnson, our President. The Amendment revised the renewal periods under the Employment Services Agreement from one to three years, clarified the provision under which we can issue bonuses to Mr. Johnson and provided for the issuance of 1,000,000 shares of our common stock to Mr. Johnson upon execution of the Amendment.

Effective March 10, 2014, we entered into a 3-year employment agreement with Michael D. Rountree, our Chief Financial Officer and Treasurer. The employment agreement will be automatically renewed for successive periods of three years at the end of each term unless we or the employee give the other written notice at least 30 days prior to the end of the term or the applicable renewal term, as the case may be. The employment agreement provided for the issuance of 500,000 shares of our common stock to Mr. Rountree upon execution of the agreement. Mr. Rountree is also to receive a base annual salary of $150,000 and is entitled to receive an annual bonus equal to up to 100% of the base annual salary upon our achieving milestones to be determined by our Board of Directors. The employment agreement also provides for paid vacation time, payment of customary health insurance and other benefits and expense reimbursement. The employment agreement also contains a non-compete and non-solicitation provision effective during the employment period and for 18 months thereafter in the case of the non-compete provision and for 6 months thereafter in the case of the non-solicitation provision unless Mr. Rountree is terminated without cause or Mr. Rountree terminates the agreement for good reason, in which case the non-compete provision is of no further force or effect.

In the event Mr. Rountree is terminated for cause, or resigns without good reason, Mr. Rountree is entitled to receive all compensation, including bonus payments, accrued through the date of termination. In the event Mr. Rountree is terminated without cause or resigns for good reason, Mr. Rountree will be entitled to receive all compensation, including bonus payments, accrued through the date of termination together with all compensation, including bonus payments, earned through the severance period which is defined as a period of 18 months from termination if more than 18 months remain on the term of the employment agreement at the time of termination or as a period of 12 months from termination, if less than 18 months remain on the term of the employment agreement at the time of termination.

Effective March 1, 2014, we issued an aggregate of 850,000 ten-year non-qualified stock options with an exercise price of $1.00 per share under our 2012 Equity Incentive Plan which vest ratably on a monthly basis over a period of three years to our three executive officers, Gannon Giguiere (300,000 options), Alan Johnson (300,000 options) and Michael Rountree (250,000 options).

Effective January 28, 2014, we issued an aggregate of 850,000 shares of our restricted common stock to our three executive officers, Gannon Giguiere (300,000 shares), Alan Johnson (300,000 shares) and Michael D. Rountree (250,000 shares).

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

Effective March 10, 2014, we appointed Harrison Group, Inc., Vinay Jatwani and Darren Reinig to the Advisory Board.

Harrison Group, Inc. is a business strategy and corporate advisory firm with more than 20 years of business and financial experience representing both domestic and international clientele. It provides active operational assistance and corporate finance advisory services to clients with emphases on developing and executing a company’s go-to-market vision and strategy, leading corporate restructurings and recapitalizations, and structuring mergers, acquisitions, and divestitures. Harrison Group’s broad operational and consulting experience includes the following sectors: retail, consumer products, manufacturing, technology, and oil and gas. Past engagement activities include capital placement, business/product strategy, revenue enhancement, cost management, marketing, operational improvement, and mergers and acquisitions. Harrison Group is focused on delivering measurable results to its clients via hands-on participation coupled with strategic thinking.

Vinay Jatwani currently serves as CEO and Founder of Jigsaw Partners Inc. (“Jigsaw”), a business development organization offering a full range of tailored marketing, technology and financial solutions. Jigsaw currently services clients in a variety of verticals including finance, fitness and consumer products. Mr. Jatwani has a keen understanding of advertising and marketing strategies and brings knowledge and direction to new media technologies. Prior to Jigsaw, Mr. Jatwani served as CEO/Co Founder of Broadspring Inc. a successful digital marketing corporation with an emphasis in Native advertising. Mr. Jatwani is also an active entrepreneur and investor in mobile/internet related ventures.

Darren Reinig is a co-founder of Delphi Private Advisors (“Delphi”) a financial investment advisory and wealth management firm founded in 2009, which serves the needs of high net worth individuals, other individuals, pension and profit sharing plans and charitable organizations. He serves as Delphi’s Chief Investment Officer and heads Delphi’s Investment Committee. Prior to founding Delphi, Mr. Reinig worked for a global institutional investment management firm which provided services to family offices, high net worth individuals and institutions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the fiscal year ended December 31, 2013, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock satisfied their Section 16(a) filing requirements, although certain reports were filed on a late basis.

Code of Ethics

In November 2012, we adopted a Code of Ethics that applies to our executive officers. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make written request to our President c/o Eventure Interactive, Inc. at 3420 Bristol Street, 6th Floor, Costa Mesa, CA 92626.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two years ended December 31, 2013 and 2012 to (i) all individuals that served as our principal executive officer (“PEO”) or acted in a similar capacity for us at any time during the year ended December 31, 2013; (ii) our two most highly compensated executive officers other than our PEO, that were serving as executive officers of ours at December 31, 2013 and that received annual compensation during the year ended December 31, 2013 in excess of $100,000; and (iii) our two most high compensated executive officers that received annual compensation during the year ended December 31, 2013 in excess of $100,000 that did not serve as our PEO during the year ended December 31, 2013 and that were not serving as executive officers of ours at December 31,2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option / Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gannon Giguiere	2013	$146,250	0	0	$706,038	0	0	0	$852,288
Chief Executive Officer,	2012	$22,500	0	0	$119,680	0	0	0	$142,180
Secretary and Chairman of the Board(1)

Alan Johnson	2013	$146,250	0	0	$176,509	0	0	0	$322,759
President and as a Director(2)	2012	$22,500	0	0	$119,680	0	0	0	$142,180

(1)	Gannon Giguiere has served as our Principal Executive Officer since November 21, 2012.
(2)	Alan Johnson has served as our President since November 21, 2012.

Grants of Plan-Based Awards

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2012 Equity Incentive Plan. (See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Equity Compensation Plan Information).

The following tables set forth information regarding stock option and other awards granted to our Named Executive Officers during the year ended December 31, 2013.

			Option Awards		Stock Awards
Name	Grant Date	Approval Date	Number of Securities Underlying Options	Exercise or Basic Price of Option Awards ($/Sh)	Number of Shares or Units of Stock	Grant Date Fair Value of Stock and Options Awards ($)
Gannon Giguiere	1/2/13	1/2/13	400,000	$0.50	N/A	$706,038
Alan Johnson	1/2/13	1/2/13	100,000	$0.50	N/A	$176,509

Outstanding Equity Awards at Year End

The following tables set forth information regarding stock options held by our Named Executive Officers at December 31, 2013.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
Gannon Giguiere	11/27/12	50,008	49,992	0.50	11/27/22
Alan Johnson	11/27/12	50,008	49,992	0.50	11/27/22
Gannon Giguiere	1/2/13	400,000	0	0.50	1/2/23
Alan Johnson	1/2/13	100,000	0	0.50	1/2/23

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 7, 2014 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of April 7, 2014. Unless otherwise indicated below each person’s address is c/o Eventure Interactive, Inc., 3420 Bristol Street, 6th Floor, Costa Mesa, CA 92626. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Gannon Giguiere	Common Stock	8,511,470 shares, direct(3)	36%
Alan Johnson	Common Stock	8,211,470 shares, direct(4)	34.8%
Michael D. Rountree	Common Stock	815,277 shares, direct(5)	3.5%

All directors and executive officers as a group (3 persons)		17,538,217 shares, direct(6)	73.4%

(1)          As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) within 60 days of April 7, 2014. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)          There were 23,426,384 shares of common stock issued and outstanding on April 7, 2014.

(3)          Includes 195,845 presently exercisable stock options or stock options exercisable within 60 days of April 7, 2014. Excludes 304,155 shares issuable upon exercise of stock options not exercisable within 60 days of April 7, 2014.

(4)          Includes 195,845 shares issuable upon the exercise of presently exercisable stock options and stock options exercisable within 60 days of April 7, 2014. Excludes 304,155 shares issuable upon exercise of stock options not exercisable within 60 days of April 7, 2014.

(5)          Includes 65,277 shares issuable upon the exercise of presently exercisable stock options and stock options exercisable within 60 days of April 7, 2014. Excludes 234,723 shares issuable upon exercise of stock options not exercisable within 60 days of April 7, 2014.

(6)          Includes 437,497 shares issuable upon the exercise of presently exercisable stock options and stock options exercisable within 60 days of April 7, 2014. Excludes 862,503 shares issuable upon exercise of stock options not exercisable within 60 days of April 7, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

On November 27, 2012, we issued 200,000 ten-year non-statutory stock options under our 2012 Equity Incentive Plan with an exercise price of $0.50 per share.

On January 2, 2013, we issued 900,000 ten-year non-statutory stock options under our 2012 Equity Incentive Plan with an exercise price of $0.50 per share.

On February 1, 2013, we issued 350,000 ten-year non-statutory stock options under our 2012 Equity Incentive Plan with an exercise price of $0.50 per share.

In April 2013, we issued 50,000 ten-year non-statutory stock options under our 2012 Equity Incentive Plan with an exercise price of $1.00 per share

Effective January 1, 2014, we issued 177,500 ten-year non-qualified stock options under our 2012 Equity Incentive Plan with an exercise price of $1.00 per share.

Effective February 1, 2014, we issued 25,000 ten-year non-qualified stock options under our 2012 Equity Incentive Plan with an exercise price of $1.00 per share.

Effective March 1, 2014, we issued 850,000 ten-year non-qualified stock options under our 2012 Equity Incentive Plan with an exercise price of $1.00 per share.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with the November 21, 2012 Asset Purchase Agreement, we issued an aggregate of 14,582,500 shares of our common stock to the Sellers and their assignees. The Sellers included two of our current executive officers (the officers were appointed in connection with the Asset Purchase Agreement), each of whom received 6,715,625 shares. See Part I, Item 1. Business - Business Overview and Strategy - Asset Purchase Agreement.

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

Effective upon the November 21, 2012 close of the Asset Purchase Agreement, we entered into 3 year employment agreements with Gannon Giguiere and Alan Johnson. Each of these agreements was amended effective March 10, 2014. See Part III, Item 10. Directors, Executive Offices and Corporate Governance – Employment Agreements.

Effective March 10, 2014, we entered into a 3-year employment agreement with Michael D. Rountree. See Part III, Item 10. Directors, Executive Offices and Corporate Governance – Employment Agreements.

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

Effective January 28, 2014, we issued an aggregate of 850,000 shares of our restricted common stock to our three executive officers in consideration of services rendered. The issuance is in addition to compensation payable to such officers under their respective employment agreements. Each of Gannon Giguiere, our Chairman, Chief Executive Officer and Secretary, and Alan Johnson, our President, received 300,000 shares. Michael D. Rountree, our Chief Financial Officer and Treasurer, received 250,000 shares.

Effective March 10, 2014, we issued an aggregate of 2,800,000 shares of our restricted common stock to our three executive officers in connection with (i) Amendment No. 1 dated as of March 1, 2014 (the “GG Amendment”) to the November 21, 2012 Employment Services Agreement between us and Gannon Giguiere; (ii) Amendment No. 1 dated as of March 1, 2014 to the November 21, 2012 Employment Services Agreement between us and Alan Johnson; and (iii) the Employment Services Agreement dated as of March 1, 2014 between us and Michael D. Rountree. Gannon Giguiere, our Chairman, Chief Executive Officer and Secretary received 1,300,000 shares, Alan Johnson, our President, received 1,000,000 shares, and Michael D. Rountree, our Chief Financial Officer and Treasurer received 500,000 shares. In connection with the GG Amendment, we also agreed to cancel 300,000 ten-year stock options with an exercise price of $0.50 per share issued to Mr. Giguiere as of January 2, 2013.

Effective March 1, 2014, we terminated the November 21, 2012 Lock-Up Agreements between us and each of Gannon Giguiere and Alan Johnson.

Effective March 1, 2014, we issued an aggregate of 850,000 ten-year non-qualified stock options with an exercise price of $1.00 per share under our 2-012 Equity Incentive Plan which vest ratably on a monthly basis over a period of three years to our three executive officers, Gannon Giguiere (300,000 options), Alan Johnson (300,000 options) and Michael Rountree (250,000 options).

Director Independence

Neither of our two present directors is “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) as they also serve as executive officers.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended December 31, 2013 and 2012 are set forth in the table below:

Fee Category	Year ended December 31, 2013	Year ended December 31, 2012

Audit fees (1)	$20,500	$11,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$20,500	$11,000

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

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2013, were approved by our board of directors.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant filed November 29, 2010 (1)
3.2	3.1	Amended and Restated Articles of Incorporation of Registrant filed November 20, 2012 (2)
3.3	3.1	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on February 20, 2013 (4)
3.3	3.2	By-Laws of the Registrant (1)
4.1	*	Form of March 2014 Advisory Board Warrant *
10.1	10.1	Registrant’s 2012 Equity Incentive Plan (2)
10.2	10.1	Asset Purchase Agreement dated as of November 21, 2012 among Registrant, Local Event Media, Inc., Gannon Giguiere and Alan Johnson (3)
10.3	10.2	Employment Agreement dated as of November 21, 2012 between Registrant and Gannon Giguiere (3)
10.4	10.3	Employment Agreement dated as of November 21, 2012 between Registrant and Alan Johnson (3)
10.5	10.4	Form of Lock-Up Agreement dated as of November 21, 2012 (3)
10.6	10.5	Form of Indemnification Agreement dated as of November 21, 2012 (3)
10.7	10.6	Split-Off Agreement dated November 21, 2012 among Registrant, Charlie GPS Split Corp. and James Khorozian (3)
10.8	10.7	General Release Agreement dated November 21, 2012 among Registrant, Charlie GPS Split Corp. and James Khorozian (3)

Exhibit No.	SEC Report Reference No.	Description

10.9	10.1	Investor Relations Agreement dated March 5, 2013 between Registrant and Hart Partners, LLC (5)
10.10	10.1	Amendment No. 1 dated as of March 10, 2014 to the November 21, 2012 Employment Services Agreement between the Registrant and Gannon Giguiere (6)
10.11	10.2	Amendment No. 1 dated as of March 10, 2014 to the November 21, 2012 Employment Services Agreement between the Registrant and Alan Johnson (6)
10.12	10.3	Employment Services Agreement dated as of March 10, 2014 between the Registrant and Michael D. Rountree (6)
10.13	10.4	Consulting Agreement dated as of March 10, 2014 between the Registrant and Harrison Group, Inc. (6)
10.14	10.5	Service Provider Agreement effective as of March 18, 2014 between the Registrant and ChineseInvestors.com, Inc. (6)
10.15	10.1	Independent Contractor Agreement dated August 13, 2013 between the Registrant and Jigsaw Partners, Inc. (7)
10.16	10.1	Amendment to Independent Contractor Agreement dated as of December 31, 2013 between the Registrant and Jigsaw Partners, Inc. (8)
14.1	14.1	Registrant’s Code of Ethics (3)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***

Exhibit No.	SEC Report Reference No.	Description

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

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

(6)         Filed with the Securities and Exchange Commission on March 13, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated March 10, 2014, which exhibit is incorporated herein by reference.

(7)         Filed with the Securities and Exchange Commission on January 7, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated December 31, 2013, which exhibit is incorporated herein by reference.

(8)         Filed with the Securities and Exchange Commission on November 14, 2013, as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, which exhibit is incorporated herein by reference.

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

EVENTURE INTERACTIVE, INC.

Dated: April 15, 2014	By:	/s/ Gannon Giguiere
	Name:	Gannon Giguiere
	Title:	Chief Executive Officer and Director

Dated: April 15, 2014	By:	/s/ Michael D. Rountree
	Name:	Michael D. Rountree
	Title:	Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gannon Giguiere	Chief Executive Officer (Principal	April 15, 2014
Gannon Giguiere	Executive Officer) and Chairman of the Board of Directors

/s/ Alan Johnson	President and Director	April 15, 2014
Alan Johnson

//s Michael D. Rountree	Chief Financial and Accounting Officer	April 15, 2014
Michael D. Rountree	(Principal Financial and Accounting Officer)

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012 and for the period from November 9, 2010 (date of inception) through December 31, 2013	F-3

Consolidated Statements of Stockholders’ Equity for the period from November 9, 2010 (date of inception) through December 31, 2013	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and for the period from November 9, 2010 (date of inception) through December 31, 2013	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Eventure Interactive, Inc.

(A Development Stage Company)

Houston, Texas

We have audited the accompanying consolidated balance sheets of Eventure Interactive, Inc. (a Development Stage Company), as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from November 29, 2010 (inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2011 were audited by other auditors whose report, dated March 26, 2012, expressed an unqualified opinion on those statements. The consolidated financial statements for the period from November 29, 2010 (inception) through December 31, 2011 include a net loss of $23,594. Our opinion on the consolidated statements of operations, stockholders' equity and cash flows for the period from November 29, 2010 (inception) through December 31, 2013, insofar as it relates to amounts for prior periods through December 31, 2011, is based solely on the reports of other auditors.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eventure Interactive, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the year then ended and for the period from November 29, 2010 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAS, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 14, 2014

EVENTURE INTERACTIVE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$67,762	$357,643
Deposit	5,000	-
Total current assets	72,762	357,643
Software development costs	312,973	108,290
Fixed assets, net	33,049	-
Intangible asset - domain name	103,750	103,750
Total assets	$522,534	$569,683

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$121,518	$10,970
Accrued expenses	136,070	82,490
Total current liabilities	257,588	93,460

Commitments and contingencies
Common stock subject to redemption, 25,000 shares	-	43,750
Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 18,807,500 and 17,932,500 shares issued and outstanding, respectively	18,807	17,932
Additional paid-in-capital	4,599,514	1,721,729
Deficit accumulated during the development stage	(4,353,375)	(1,307,188)
Total stockholders’ equity	264,946	432,473
Total liabilities and stockholders’ equity	$522,534	$569,683

The accompanying notes are an integral part of these consolidated financial statements.

EVENTURE INTERACTIVE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2013	December 31, 2012	Accumulated Deficit From November 29, 2010 (Inception) to December 31, 2013

Revenues	$-	$-	$-

General and administrative expenses	3,046,187	1,283,594	4,353,375

Net loss	$(3,046,187)	$(1,283,594)	$(4,353,375)

Basic and diluted net loss per common share	$(0.16)	$(0.11)

Weighted average number of common shares outstanding – basic and diluted	18,922,418	11,263,651

The accompanying notes are an integral part of these consolidated financial statements.

EVENTURE INTERACTIVE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

From November 29, 2010 (Inception) to December 31, 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at November 29, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash	8,000,000	8,000	-	-	8,000

Net loss	-	-	-	(291)	(291)

Balance as of December 31, 2010	8,000,000	8,000	-	(291)	7,709

Common shares issued for cash at $0.01	2,400,000	2,400	21,600	-	24,000

Contributed capital	-	-	1,650	-	1,650

Net loss	-	-	-	(23,303)	(23,303)

Balance as of December 31, 2011	10,400,000	10,400	23,250	(23,594)	10,056

Contributed capital from forgiveness of debt – related party	-	-	5,991	-	5,991

Common shares cancelled	(8,000,000)	(8,000)	8,000	-	-

Common shares issued for software	14,582,500	14,582	83,708	-	98,290

Common shares issued for cash	950,000	950	474,050	-	475,000

Increase in additional paid-in-capital from distribution of net liabilities to former shareholder	-	-	105,218	-	105,218

Stock-based compensation expense	-	-	1,021,512	-	1,021,512

Net loss	-	-	-	(1,283,594)	(1,283,594)

Balance as of December 31, 2012	17,932,500	17,932	1,721,729	(1,307,188)	432,473

Common shares issued for cash	825,000	825	824,175	-	825,000

Common shares issued, previously subject to redemption	25,000	25	43,725	-	43,750

Stock-based compensation expense	25,000	25	2,009,885	-	2,009,910

Net loss	-	-	-	(3,046,187)	(3,046,187)
Balance as of December 31, 2013	18,807,500	$18,807	$4,599,514	$(4,353,375)	$264,946

The accompanying notes are an integral part of these consolidated financial statements.

EVENTURE INTERACTIVE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From
			November 29, 2010
	Year Ended		(Inception)
	December 31,		To December 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(3,046,187)	$(1,283,594)	$(4,353,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,009,910	1,021,512	3,031,422
Depreciation expense	4,951	-	4,951
Changes in operating assets and liabilities:
Prepaid expenses	-	5,507	-
Inventory	-	-	(1,258)
Deposit	(5,000)	-	(5,000)
Accounts payable	110,548	120,196	230,844
Accrued expenses	53,580	82,490	136,070
Net cash used in operating activities	(872,198)	(53,889)	(956,346)

Cash flows from investing activities
Software development costs	(204,683)	(10,000)	(214,683)
Acquisition of fixed assets	(38,000)	-	(38,000)
Purchase of domain name	-	(60,000)	(60,000)
Net cash used in investing activities	(242,683)	(70,000)	(312,683)

Cash flows from financing activities
Contributed capital from related party	-	-	1,650
Payments on notes payable, related party	-	2,000	3,141
Proceeds from sale of common stock	825,000	475,000	1,332,000
Net cash provided by financing activities	825,000	477,000	1,336,791

Net increase (decrease) in cash	(289,881)	353,111	67,762

Cash at beginning of the period	357,643	4,532	-

Cash at end of the period	$67,762	$357,643	$67,762

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-
Non-cash investing and financing transactions:
Contributed capital from the forgiveness of debt, related party	$-	$5,991	$5,991
Distribution of net liabilities to former shareholder	$-	$105,218	$105,218
Common stock issued for purchase of domain name	$43,750	$43,750	$43,750
Software contributed for common stock	$-	$98,290	$98,290

The accompanying notes are an integral part of these consolidated financial statements.

EVENTURE INTERACTIVE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated in the State of Nevada on November 29, 2010 (“Inception”). The Company was in the GPS tracking system business until late in 2012, when the Company redirected all of its efforts into the social media business. On February 20, 2013, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to change its name from Charlie GPS, Inc. to Eventure Interactive, Inc. (the “Company”).

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $4,353,375 as of December 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Basic and Diluted Loss Per Common Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per common share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per common share excludes all potential common shares if their effect is anti-dilutive.

Since the Company is in a loss position, it has excluded stock options and warrants from its calculation of diluted net loss per common share. At December 31, 2013, the Company has 1,433,650 stock options and 750,000 warrants that would have been included in its calculation of diluted net loss per common share if they were not antidilutive.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  The Company has not experienced any losses on uninsured amounts to date.

Software Development Costs

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with authoritative guidance until the product is available for general release.

Fixed Assets

Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful life of the asset. The Company’s fixed assets are comprised of computer equipment and the estimated life of computer equipment is three years.

Intangible Asset - Domain Name

The Company considers the domain name an indefinite-lived intangible asset and will test for impairment on an annual basis. At December 31, 2013, the Company determined that the domain name was not impaired.

Revenue Recognition

The Company will recognize revenue when four basic criteria are met: persuasive evidence of a sales arrangement exists; performance of services has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. The Company will consider persuasive evidence of a sales arrangement to be the receipt of a signed contract. Collectability will be assessed based on a number of factors, including transaction history and the credit worthiness of a customer. If it is determined that collection is not reasonably assured, revenue will not be recognized until collection becomes reasonably assured. The Company will record cash received in advance of revenue recognition as deferred revenue.

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, over the vesting or service period, as applicable, of the stock award using the straight-line method.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2013 and 2012, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

3.  FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2013	December 31, 2012
Computer equipment	$38,000	$-
Less: Accumulated depreciation	(4,951)	-
	$33,049	$-

Depreciation expense for the years ended December 31, 2013 and 2012 was $4,951 and $0, respectively.

4. RELATED PARTIES

On August 1, 2013, a related party sold fixed assets totaling $21,030 to the Company.

During July 2013, the Company entered into a one-year lease with an entity that is 12% owned by the Chief Executive Officer (“CEO”) of the Company. The Company incurred expenses of $18,465 to this entity during the year ended December 31, 2013.

The Company received unsecured, non-interest bearing demand loans totaling $2,000 during the year ended December 31, 2012 from the Company’s former CEO. These loans were forgiven and contributed as capital during 2012.

On August 20, 2012, a related party contributed capital of $2,800 by paying for audit and accounting services on behalf of the Company.

5. STOCKHOLERS’ EQUITY

Sales of Common Stock for cash

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

During 2013, the Company issued 825,000 shares of common stock at a price of $1.00 per share for total cash proceeds of $825,000. The shares issued during 2013 pursuant to the subscription agreements contain anti-dilution protection for one year following the final closing thereunder. If the Company issues common stock at less than $1.00 per share during such one year period or if the Company issues securities during such one year period which are convertible into or exercisable for shares of our common stock with a conversion or exercise price of less than $1.00 per share, then the offering price of $1.00 gets adjusted to the lower price entitling the subscribers to additional shares. The anti-dilution clause pursuant to these subscription agreements will expire in October 2014.

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

On December 28, 2012, the Company purchased a domain name for $60,000 in cash and 25,000 shares of common stock of the Company. The common stock issued for the domain name was valued at the grant date closing price on December 28, 2012, or $1.75 per share, and totaled $43,750 and was subject to redemption for $15,000 in cash until December 28, 2013. The redemption rights expired unexercised during 2013 and the Company reclassified this share issuance to equity during the year ended December 31, 2013.

Common Stock issued for Services

During March 2013, the Company entered into a consulting agreement with Hart Partners LLC to perform certain services on behalf of the Company. In accordance with the consulting agreement with Hart Partners LLC, the Company issued 25,000 shares of common stock during the year ended December 31, 2013. The common stock was valued at the grant date closing price of $2.38 per share, and totaled $59,500 which the Company recorded as stock compensation.

Stock Option Awards

On November 27, 2012, the Company issued options to two employees to each purchase 100,000 shares of its common stock. These options were granted with an exercise price of $0.50 per share. The stock price on the grant date was $1.20 per share. As a result, the intrinsic value for these options on the grant date was $140,000. The fair value of these options was $239,360 and the options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, (3) expected stock volatility of 178.45%, and (4) expected dividend rate of 0%. Twenty-five percent of the stock options vested immediately and thereafter 2,084 stock options of each employee shall vest monthly until December 1, 2015 when the remaining 2,060 options for each employee shall vest.

During January through February 2013, the Company granted options to purchase 1,250,000 shares of common stock to certain employees and consultants.  The options all have an exercise price of $0.50 per share and vest over periods of 0 to 4 years.  The stock price on the grant date was $1.79-$2.14 per share.  The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:  (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatilities of 182.18% -195.60% (4) dividend rate of 0%.  As a result, the fair value of these options on the grant date was $2,339,820 and the intrinsic value was $1,738,500.

During April through September 2013, the Company granted options to purchase 155,000 shares of common stock to certain consultants and the Company’s Chief Financial Officer.  The options all have an exercise price of $1.00 per share and vest over 2 to 4 years.  The stock price on the grant date was $3.00-$3.51 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatility of 180.83-188.37%.  As a result, the fair value of these options on the grant date was $475,041 and the intrinsic value was $324,000.

During 2013, options to purchase 171,350 shares of common stock were forfeited.

A summary of stock option activity is presented below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2011	-	$-	-	$-
Granted	200,000	0.50	10.00	-
Outstanding at December 31, 2012	200,000	0.50	9.90	-
Granted	1,405,000	0.56	10.00	-
Expired/Forfeited	(171,350)	0.64	-	-
Outstanding at December 31, 2013	1,433,650	$0.54	9.04	$-
Exercisable at December 31, 2013	876,387	$0.52	9.04	$2,641,339

During the years ended December 31, 2013 and 2012, the Company recognized stock-based compensation expense of $1,950,410 and $91,778, respectively, related to stock options. As of December 31, 2013, there was approximately $599,155 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized ratably over a weighted average period of approximately 1.4 years.

Warrant Awards

On December 3, 2012, the Company issued warrants to third parties to purchase 750,000 shares of its common stock granted with an exercise price of $0.01 per share. The stock price on the grant date was $1.24 per share. As a result, the intrinsic value for these warrants on the grant date was $922,500. The fair value of these warrants was $929,734 and the options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, (3) expected stock volatility of 178.45%, and (4) expected dividend rate of 0%. All of the warrants vested immediately and $929,734 was expensed during the year ended December 31, 2012.

A summary of warrant activity is presented below:

Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2011	-	-	-	-
Granted	750,000	$0.01
Outstanding at December 31, 2012	750,000	-
Granted	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at December 31, 2013	750,000	$0.01	8.9	$2,542,500

6. INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of $1,321,954 and that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$462,684	$99,987
Less: valuation allowance	(462,684)	(99,987)
Net deferred tax assets	$-	$-

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013.

7. COMMITMENTS AND CONTINGENCIES

During June 2013, a notice of opposition to the Eventure trademark registration was filed with the United States Patent and Trademark Office. The Trademark Trial and Appeal Board has issued an order instituting the opposition proceeding and setting trial dates.  The Company has not recorded any liability with respect to the opposition to the trademark.

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2013 through the date whereupon the financial statements were issued and has determined the following:

Stock Options

During January 2014, the Company granted options to purchase 177,500 shares of common stock to employees. The options all have an exercise price of $1.00 per share and vest over periods of 3 years. The stock price on the grant date was $3.40 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatilities of 183.83% (4) dividend rate of 0%. As a result, the fair value of these options on the grant date was $597,838 and the intrinsic value was $426,000.

During February 2014, the Company granted options to purchase 25,000 shares of common stock to a consultant. The options have an exercise price of $1.00 per share and vest over 1 year. The stock price on the grant date was $3.15 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatility of 186.05%. As a result, the fair value of these options on the grant date was $77,565 and the intrinsic value was $53,750.

During March 2014, the Company granted options to purchase 850,000 shares of common stock to its Chief Executive Officer, President and Chief Financial Officer. The options have an exercise price of $1.00 per share and vest over 3 years. The stock price on the grant date was $2.99 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatility of 183.52%. As a result, the fair value of these options on the grant date was $2,515,575 and the intrinsic value was $1,691,500.

Warrant Awards

On March 1, 2014, the Company issued warrants to third parties for services to purchase 750,000 shares of its common stock granted with an exercise price of $1.00 per share (initially, the exercise price was identified as $0.01 per share, however, the exercise price was subsequently corrected to $1.00 per share). The stock price on the grant date was $2.99 per share. As a result, the intrinsic value for these warrants on the grant date was $1,492,500. The fair value of these warrants was approximately $2,207,000 and was valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, (3) expected stock volatility of 170.74%, and (4) expected dividend rate of 0%. All of the warrants vest immediately.

Issuance of common stock for cash

During the months of January through March 2014, the Company issued 625,000 shares of common stock for $625,000 to third party investors.

Issuance of common stock to employees for services

During January through March 2014, the Company issued 3,650,000 shares of common stock in aggregate of to its CEO, CFO and President for services. The Company will record approximately $11,560,000 of stock-based compensation expense in connection with the issuance of these shares.

Issuance of common stock to individual for services

During March, 2014, the Company issued 200,000 shares of common stock to an individual for services. The Company will record stock-based compensation expense of approximately 632,000 in connection with the issuance of these shares.

Consulting Agreement

On March 10, 2014, the Company entered into an 18-month Consulting Agreement with Harrison Group, Inc. ("Harrison") pursuant to which Harrison will (i) manage and communicate our corporate profile within the investment community; (ii) conduct and arrange meetings on our behalf with investment professionals and advise them of our plans, goals and activities; (iii) arrange meetings with other in the investment community; (iv) increase public awareness of our activities; and (v) provide us with general financial and business advice. We have the right to terminate the Consulting Agreement at any time upon 30 days prior written notice. The Company will pay Harrison cash fees at the rate of $2,500 per month and became obligated to issue Harrison 100,000 shares of common stock. The Company will record stock-based compensation of approximately $316,000 in connection with this agreement.

Service Provider Agreement

On March 10, 2014, the Company also entered into a service provider agreement with ChineseInvestors.com, Inc. ("CII"), an Indiana corporation, pursuant to which CII will provide the Company with investor and public relations advice and services. The Company had previously entered into a one-month agreement with CII effective February 18, 2014 under which the Company paid CII $6,000 and issued 3,884 shares of restricted common stock of the Company. Under the March 2014 service provider agreement, the Company paid CII $5,000 upon execution thereof and is obligated to make additional $5,000 payments to CII on or about June 15, 2014 and October 15, 2014. The Company is also obligated to issue an aggregate of 120,000 shares of restricted common stock of the Company to CII, 40,000 of which were issuable upon execution of the March 2014 Service Provider Agreement, 40,000 of which are issuable on or about June 15, 2014 and 40,000 of which are issuable on or about October 15, 2014. During the period from January 2014 to March 2014, the Company will record stock-based compensation of approximately $139,000 pursuant to these agreements in connection with the issuance of 43,884 shares of the Company’s common stock.

