Form 10-Q
period 2014-03-31
Eventure Interactive, Inc.
filed 2014-05-20
CIK 1509351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 23,576,384 shares of the issuer’s common stock outstanding as of May 12, 2014.

EVENTURE INTERACTIVE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited)	4

Consolidated Statements of Operations for the three months ended March 31, 2014 and March 31, 2013 and the period from November 29, 2010 (date of inception) to March 31, 2014 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013 and for the period from November 29, 2010 (inception) to March 31, 2014 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

EVENTURE INTERACTIVE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$305,124	$67,762
Deposit	5,000	5,000
Total current assets	310,124	72,762
Software development costs	476,612	312,973
Fixed assets, net	32,585	33,049
Intangible asset - domain name	103,750	103,750
Total assets	$923,071	$522,534

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$144,024	$121,518
Accrued expenses	250,245	136,070
Total current liabilities	394,269	257,588

Commitments and contingencies
Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 23,476,384 and 18,807,500 shares issued and outstanding, respectively	23,476	18,807
Additional paid-in-capital	20,906,821	4,599,514
Deficit accumulated during the development stage	(20,401,495)	(4,353,375)
Total stockholders’ equity	528,802	264,946
Total liabilities and stockholders’ equity	$923,071	$522,534

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVENTURE INTERACTIVE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended March 31, 2014	Three Months ended March 31, 2013	Accumulated Deficit From November 29, 2010 (Inception) to March 31, 2014

Revenues	$-	$-	$-
General and administrative expenses	16,048,120	1,557,756	20,401,495
Net loss	$(16,048,120)	$(1,557,756)	$(20,401,495)

Basic and diluted net loss per common share	$(0.79)	$(0.09)
Weighted average number of common shares outstanding – basic and diluted	20,427,479	18,009,444

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVENTURE INTERACTIVE, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From
			November 29, 2010
	Three Months Ended		(Inception)
	March 31,		To March 31,
	2014	2013	2014
Cash flows from operating activities
Net loss	$(16,048,120)	$(1,557,756)	$(20,401,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,636,976	1,351,559	18,668,398
Depreciation expense	3,364	-	8,315
Changes in operating assets and liabilities:
Inventory	-	-	(1,258)
Deposit	-	-	(5,000)
Accounts payable	22,506	54,215	253,350
Accrued expenses	114,175	(21,001)	250,245
Net cash used in operating activities	(271,099)	(172,983)	(1,227,445)

Cash flows from investing activities
Software development costs	(163,639)	(37,750)	(378,322)
Acquisition of fixed assets	(2,900)	-	(40,900)
Purchase of domain name	-	-	(60,000)
Net cash used in investing activities	(166,539)	(37,750)	(479,222)

Cash flows from financing activities
Contributed capital from related party	-	-	1,650
Payments on notes payable, related party	-	-	3,141
Proceeds from sale of common stock	675,000	250,000	2,007,000
Net cash provided by financing activities	675,000	250,000	2,011,791

Net increase in cash	237,362	39,267	305,124

Cash at beginning of the period	67,762	357,643	-

Cash at end of the period	$305,124	$396,910	$305,124

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-
Non-cash investing and financing transactions:
Contributed capital from the forgiveness of debt, related party	$-	$-	$5,991
Distribution of net liabilities to former shareholder	$-	$-	$105,218
Common stock subject issued for purchase of domain name	$-	$-	$43,750
Software contributed for common stock	$-	$-	$98,290

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVENTURE INTERACTIVE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLITDATED FINANCIAL STATEMENTS

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $20,401,495 as of March 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Eventure Interactive, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year ended December 31, 2013, as reported in Form 10-K, have been omitted.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Since the Company is in a loss position, it has excluded stock options and warrants from its calculation of diluted net loss per common share. At March 31, 2014, the Company has 2,157,500 stock options and 1,500,000 warrants that would have been included in its calculation of diluted net loss per common share if they were not antidilutive.

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

3. RELATED PARTIES

During July 2013, the Company entered into a one-year lease with an entity that is 12% owned by the Chief Executive Officer (“CEO”) of the Company. The Company incurred expenses of $7,901 to this entity during the three months ended March 31, 2014.

4. STOCKHOLERS’ EQUITY

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

During 2013, the Company issued 825,000 shares of common stock at a price of $1.00 per share for total cash proceeds of $825,000. These shares issued during 2013 contain anti-dilution protection for one year following the final closing of the offering in which they were sold. If the Company issues common stock at less than $1.00 per share during such one year period or if the Company issues securities during such one year period which are convertible into or exercisable for shares of our common stock with a conversion or exercise price of less than $1.00 per share, then the offering price of $1.00 gets adjusted to the lower price entitling the subscribers to additional shares. The anti-dilution clause with respect to 350,000 of these shares will expire in May 2014. The anti-dilution clause with respect to 475,000 of these shares will expire in October 2014.

During January through March 2014, the Company issued 675,000 shares of common stock at a price of $1.00 per share for total cash proceeds of $675,000.

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

On January 28, 2014, the Company issued 850,000 shares of common stock in aggregate to its CEO, CFO and President for services. The common stock was valued at the grant date closing price of $3.19 per share, and totaled $2,711,500 which the Company recorded as stock compensation during the three months ended March 31, 2014. On March 10, 2014, the Company issued 2,800,000 shares of common stock in aggregate to its CEO, CFO and President for services. The common stock was valued at the grant date closing price of $3.16 per share, and totaled $8,848,000 which the Company recorded as stock compensation during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Company issued 343,884 shares of common stock to consultants for services at various dates. The Company recorded stock-based compensation expense of $1,084,829 based on the grant date fair value in connection with the issuance of these shares.

Stock Option Awards

On November 27, 2012, the Company issued options to two employees to each purchase 100,000 shares of its common stock. These were granted with an exercise price of $0.50 per share. The stock price on the grant date was $1.20 per share. As a result, the intrinsic value for these options on the grant date was $140,000. The fair value of these options was $239,360 and the options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 2.00%, (2) term of 10 years, (3) expected stock volatility of 178.45%, and (4) expected dividend rate of 0%. Twenty-five percent of the stock options vested immediately and thereafter 2,084 stock options of each employee shall vest monthly until December 1, 2015 when the remaining 2,060 options for each employee shall vest.

During January and February 2013, the Company granted options to purchase 1,250,000 shares of common stock to certain employees and consultants.  The options all have an exercise price of $0.50 per share and vest over periods of 0 to 4 years.  The stock price on the grant date was $1.79-$2.14 per share.  The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:  (1) risk free interest rate of 2.00%, (2) term of 10 years, and (3) expected stock volatilities of 182.18% -195.60% (4) dividend rate of 0%.  As a result, the fair value of these options on the grant date was $2,339,820 and the intrinsic value was $1,738,500.

During April through September 2013, the Company granted options to purchase 155,000 shares of common stock to certain consultants and the Company’s Chief Financial Officer.  The options all have an exercise price of $1.00 per share and vest over 2 to 4 years.  The stock price on the grant date was $3.00-$3.51 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 2.00%, (2) term of 10 years, and (3) expected stock volatility of 180.83-188.37%.  As a result, the fair value of these options on the grant date was $475,041 and the intrinsic value was $324,000.

During 2013, options to purchase 171,350 shares of common stock were forfeited.

During January 2014, the Company granted options to purchase 177,500 shares of common stock to employees. The options all have an exercise price of $1.00 per share and vest over periods of 3 years. The stock price on the grant date was $3.40 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 2.00%, (2) term of 10 years, and (3) expected stock volatilities of 183.83% (4) dividend rate of 0%. As a result, the fair value of these options on the grant date was $597,838 and the intrinsic value was $426,000.

During February 2014, the Company granted options to purchase 25,000 shares of common stock to a consultant. The options have an exercise price of $1.00 per share and vest over 1 year. The stock price on the grant date was $3.15 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 2.00%, (2) term of 10 years, and (3) expected stock volatility of 186.05%. As a result, the fair value of these options on the grant date was $77,565 and the intrinsic value was $53,750.

During March 2014, the Company granted options to purchase 850,000 shares of common stock to its Chief Executive Officer, President and Chief Financial Officer. The options have an exercise price of $1.00 per share and vest over 3 years. The stock price on the grant date was $2.99 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 2.00%, (2) term of 10 years, and (3) expected stock volatility of 183.52%. As a result, the fair value of these options on the grant date was $2,515,575 and the intrinsic value was $1,691,500.

During the three months ended March 31, 2014, 328,650 options to purchase common stock were either cancelled, forfeited or expired.

A summary of stock option activity is presented below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2012	200,000	$0.50
Granted	1,405,000	0.56
Expired/forfeited	(171,350)	0.64
Outstanding at December 31, 2013	1,433,650	0.54
Granted	1,052,500	1.00
Expired/Cancelled/forfeited	(328,650)	0.50
Outstanding at March 31, 2014	2,157,500	0.77	9.33	$4,987,600
Exercisable at March 31, 2014	645,831	0.56	8.84	$1,627,717

During the three months ended March 31, 2014 and March 31, 2013, the Company recognized stock-based compensation expense of $630,416 and $1,292,059, respectively, related to stock options. As of March 31, 2014, there was approximately $2,820,809 of total unrecognized compensation cost related to non-vested stock options.

Warrant Awards

On March 10, 2014, the Company issued warrants to third parties for services to purchase 750,000 shares of its common stock granted with an exercise price of $1.00 per share. The stock price on the grant date was $3.16 per share. As a result, the intrinsic value for these warrants on the grant date was $1,620,000. The fair value of these warrants was $2,361,731 and was valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 2.00%, (2) term of 10 years, (3) expected stock volatility of 170.46%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The Company recorded $2,361,731 of stock-based compensation expense for these warrants during the three months ended March 31, 2014.

A summary of warrant activity is presented below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2012	750,000	$0.01
Outstanding at December 31, 2013	750,000	0.01
Granted	750,000	1,00
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at March 31, 2014	1,500,000	$0.50	9.2	$3,862,500

5. COMMITMENTS

Consulting Agreement

On March 5, 2014, the Company entered into a service provider agreement with a consultant with a term of one year. Pursuant to the agreement, the Company is obligated to make $5,000 payments on or around June 15, 2014 and on or around October 15, 2014. The Company is also required to issue the consultant 40,000 shares of the Company’s common stock on or about June 15, 2014 and October 15, 2014.

Employment Agreement

The Company signed an employment agreement with its Chief Financial Officer. Pursuant to the agreement, in the event the Chief Financial Officer is terminated without cause, the CFO will be entitled to receive all compensation, including any bonus payments, accrued through the date of termination together with all compensation, including bonus payments, earned through the severance period which is defined as a period of 18 months from termination if more than 18 months remain on the term of the employment agreement at the time of termination or as a period of 12 months from termination, if less than 18 months remain on the term of the employment agreement at the time of termination.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2014 through the date whereupon the financial statements were issued and has determined the following:

Warrant Awards

On April 30, 2014, the Company issued warrants to an individual for services to purchase 250,000 shares of its common stock granted with an exercise price of $1.00 per share. The stock price on the grant date was $2.65 per share. As a result, the intrinsic value for these warrants on the grant date was $412,500. The fair value of these warrants was approximately $659,960 and was valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 2.00%, (2) term of 10 years, (3) expected stock volatility of 170.74%, and (4) expected dividend rate of 0%. All of the warrants vest immediately.

Issuance of common stock to consultant for services

On April 23, 2014, the Company granted 100,000 shares of common stock to a consultant for services. The Company will record stock-based compensation expense of approximately $275,000 in connection with the issuance of these shares. These shares were issued in May 2014.

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

During 2014, we will continue to develop and commercialize our social media business. This will require us to raise additional funds to support our future growth plans.

The Company is a speculative investment, and investors may lose some or all of their investment in the Company.

Results of Operations

Revenues

We generated no revenues during the period from November 29, 2010 (date of inception) through March 31, 2014.

Loss from Operations

We incurred net losses from operations of $16,048,120 and $1,557,756, respectively, for the three months ended March 31, 2014 and March 31, 2013. The increase in comparable losses was due to higher stock-based compensation. The stock-based compensation was $15,636,976 for the three months ended March 31, 2013 compared to $1,351,559 for the three months ended March 31, 2013.

Liquidity and Capital Resources

We will need additional capital to implement our strategies. There is no assurance that we will be able to raise the amount of capital that we seek for acquisitions or for future growth plans. Even if financing is available, it may not be on terms that are acceptable to us. In addition, we do not have any determined sources for any future funding. If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, including delaying implementation of aspects of our business plan or curtailing or abandoning our business plan. We represent a speculative investment and investors may lose all of their investment.

Since inception, we have been financed primarily by way of sales of our common stock.

At March 31, 2014, cash was $305,124 and other current assets was $5,000. At the same time, we had current liabilities of $394,269, which consisted of accounts payable and accrued liabilities. We attribute our net loss from operations to having no revenues to sustain our operating costs as we are a development stage company. At December 31, 2013, cash was $67,762 and we had no other current assets other than $5,000 in deposits. At the same time, we had current liabilities of $257,588, which consisted of accounts payable and accrued expenses.

Net Cash Used in Operating Activities

Net cash used in operating activities was $271,099 for the three months ended March 31, 2014, as compared to net cash used of $172,983 for the three months ended March 31, 2013. The increase in net cash used in operations was primarily due to the Company incurring a higher net loss and corresponding additional cash used to fund operations during the three months ended March 31, 2014.

Net Cash Used by Investing Activities

During the three months ended March 31, 2014 and 2013, we used $166,539 and $37,750, respectively, of cash in investing activities. The cash used in investing activities in the March 31, 2014 quarter was for software development costs ($163,639) and to purchase fixed assets ($2,900). The cash used in investing activities in the March 31, 2013 quarter was for a domain name purchase.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2014 and 2013, we received $675,000 and $250,000, respectively, in proceeds from the sale of common stock of the Company.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $20,401,495 as of March 31, 2014 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Critical Accounting Policies and Estimates

Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, and for the same reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, management concluded that as of March 31, 2014 our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

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

In March 2014, we sold an aggregate of 50,000 shares of our restricted common stock to two third parties at a price of $1.00 per share. The shares were issued in April 2014.

In May 2014, we issued 100,000 shares of our common stock to a consultant pursuant to an April 23, 2014 Consulting Agreement.

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

Effective March 10, 2014, we entered into Amendment No. 1 to the November 21, 2012 Employment Services Agreement between us and Gannon Giguiere, our Chief Executive Officer, Secretary and Chairman. The amendment revised the renewal periods under the Employment Services Agreement from one to three years, clarified the provision under which we can issue bonuses to Mr. Giguiere and provided for the issuance of 1,300,000 shares of our common stock to Mr. Giguiere upon execution of the Amendment. It also provided for the cancellation of the 300,000, ten-year, non-statutory stock options with an exercise price of $0.50 per share which had been issued to Mr. Giguiere in January 2013.

Effective March 10, 2014, we entered into Amendment No. 1 to the November 21, 2012 Employment Services Agreement between us and Alan Johnson, our President. The amendment revised the renewal periods under the Employment Services Agreement from one to three years, clarified the provision under which we can issue bonuses to Mr. Johnson and provided for the issuance of 1,000,000 shares of our common stock to Mr. Johnson upon execution of the amendment.

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

Effective March 1, 2014, we terminated the November 21, 2012 Lock-Up Agreements between us and each of Gannon Giguiere and Alan Johnson.

Effective March 10, 2014 we appointed Harrison Group, Inc., Vinay Jatwani and Darren Reinig to our Advisory Board.

Effective April 23, 2014 we entered into a one-year financial consulting agreement (the “Consulting Agreement”) with Monarch Bay Securities, LLC (the “Consultant”) pursuant to which the Consultant provides us with advice with regard to various finance matters including, but not limited to, (i) capitalization matters; (ii) changes in our corporate structure; and (iii) alternative uses of our assets. The Consulting Agreement is renewable for successive one-year periods unless terminated by either party at least 30 days prior to the end of the term. We issued 100,000 shares of our restricted common stock to the Consultant with respect to the initial one year term.

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

EVENTURE INTERACTIVE, INC.

May 20, 2014	By:	/s/ Gannon Giguiere
Gannon Giguiere, Chief Executive Officer

EVENTURE INTERACTIVE, INC.

May 20, 2014	By:	/s/ Michael D. Rountree
Michael D. Rountree, Chief Financial Officer

