Form 10-Q
period 2014-06-30
Eventure Interactive, Inc.
filed 2014-08-19
CIK 1509351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 24,332,098 shares of the issuer’s common stock outstanding as of August 14, 2014.

EVENTURE INTERACTIVE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVENTURE INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$186,509	$67,762
Deposits	15,196	5,000
Total current assets	201,705	72,762
Software development costs	682,488	312,973
Fixed assets, net	60,857	33,049
Intangible asset - domain name	103,750	103,750
Total assets	$1,048,800	$522,534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$187,684	$121,518
Accrued expenses	287,831	136,070
Total current liabilities	475,515	257,588

Warrant derivative liabilities	3,837,638	-
Total liabilities	4,313,153	257,588

Commitments and contingencies

Stockholders’ Equity(Deficit)
Preferred Stock, $0.001 par value, 10,000,000 authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 24,332,098 and 18,807,500 shares issued and outstanding, respectively	24,332	18,807
Additional paid-in-capital	23,220,940	4,599,514
Accumulated deficit	(26,509,625)	(4,353,375)
Total stockholders’ equity (deficit)	(3,264,353)	264,946
Total liabilities and stockholders’ equity (deficit)	$1,048,800	$522,534

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVENTURE INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Revenues	$-	$-	$-	$-

General and administrative expenses	2,720,116	549,232	18,768,236	2,106,988
Total operating expenses	2,720,116	549,232	18,768,236	2,106,988

Operating loss	(2,720,116)	(549,232)	(18,768,236)	(2,106,988)

Unrealized loss on warrant derivative liabilities	(3,388,014)	-	(3,388,014)	-

Net loss	$(6,108,130)	$(549,232)	$(22,156,250)	$(2,106,988)

Loss per common share – basic and diluted	$(0.26)	$(0.03)	$(1.00)	$(0.12)

Weighted average number of common shares outstanding – basic and diluted	23,662,145	18,249,258	22,053,748	18,130,014

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVENTURE INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(22,156,250)	$(2,106,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	17,801,575	1,652,393
Unrealized loss on warrant derivative liabilities	3,388,014	-
Depreciation expense	8,377	-
Changes in operating assets and liabilities:
Deposits	(10,196)	-
Accounts payable	66,166	65,264
Accrued expenses	151,761	(26,256)
Net cash used in operating activities	(750,553)	(415,587)

Cash flows from investing activities
Payments for software development costs	(369,515)	(76,750)
Acquisition of fixed assets	(36,185)	(1,900)
Net cash used in investing activities	(405,700)	(78,650)

Cash flows from financing activities
Proceeds from related party loans	120,107	-
Payments of related party loans	(120,107)	-
Proceeds from sale of common stock and warrants	1,275,000	450,000
Net cash provided by financing activities	1,275,000	450,000

Net change in cash	118,747	(44,237)

Cash at beginning of the period	67,762	357,643

Cash at end of the period	$186,509	$313,406

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$100	$-

Noncash investing and financing transactions:
Fair value of warrant derivative liabilities issued in common stock offering	$449,624	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVENTURE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated in the State of Nevada on November 29, 2010. The Company was in the GPS tracking system business until late in 2012, when the Company redirected all of its efforts into the social media business. On November 20, 2012, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to change its name to Live Event Media, Inc. On February 20, 2013, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to change its name from Live Event Media, Inc. to Eventure Interactive, Inc. (the “Company”).

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $26,509,625 as of June 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Since the Company is in a loss position, it has excluded stock options and warrants from its calculation of diluted net loss per common share. At June 30, 2014, the Company has 2,402,500 stock options and 3,550,000 warrants that would have been included in its calculation of diluted net loss per common share if they were not anti-dilutive.

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

Intangible Asset - Domain Name

The Company considers the domain name an indefinite-lived intangible asset and will test for impairment on an annual basis. At June 30, 2014, the Company determined that the domain name was not impaired.

Derivatives

The Company reviews the terms of the common stock and warrants it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. The Company uses a Black-Scholes model for valuation of the derivative.

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, over the vesting or service period, as applicable, of the stock award using the straight-line method.

Fair Value Measurements

As defined in FASB ASC Topic No. 820 – 10, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic No. 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). The Company’s valuation models are primarily industry standard models.  Level 3 instruments include derivative warrant instruments.  The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

As required by FASB ASC Topic No. 820 – 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using the black scholes model.

Development Stage Change

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended June 30, 2014.

3. RELATED PARTIES

During July 2013, the Company entered into a one-year lease for office space with an entity that is 12% owned by the Chief Executive Officer (“CEO”) of the Company. The Company incurred expenses of $21,977 to this entity during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Company’s CEO and CFO loaned the Company $105,000 and $15,107, respectively, at a 1% interest rate. During the six months ended June 30, 2014, these amounts were both paid in full by the Company. The Company incurred $100 of interest expense in connection with these loans.

4. DERIVATIVE LIABILITES

The Company has determined that certain warrants the Company has issued contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option.

The Company issued 1,800,000 warrants in connection with the issuance of 600,000 shares of common stock sold for cash during June 2014. All of the warrants vested immediately. These warrants contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the relevant time. The amount of any such adjustment is determined in accordance with the provisions of the relevant warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the relevant time. In addition, the number of shares issuable upon exercise of these warrants will be increased inversely proportional to any decrease in the exercise price, thus preserving the aggregate exercise price of the warrants both before and after any such adjustment.

The fair values of these warrants issued were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using the Black-Scholes option pricing model.

Activity for derivative warrant liabilities during the six months ended June 30, 2014, was as follows:

		Initial valuation
		of derivative	Increase
		liabilities upon	in
	Balance at	issuance of new	fair value of		Balance at
	December 31,	warrants during	derivative	Exercise of	June 30,
	2013	the period	liability	warrants	2014
Derivative warrant instruments	$-	$449,624	$3,388,014	-	$3,837,638

The fair value of these warrants was valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.61%, (2) term of 8 years, (3) expected stock volatility of 174%, (4) expected dividend rate of 0%, and (5) common stock price of $2.35.

The fair value of these warrants was valued on June 30, 2014 using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.61%, (2) term of 7.91 years, (3) expected stock volatility of 174%, (4) expected dividend rate of 0%, and (5) common stock price of $2.15.

5. STOCKHOLERS’ EQUITY

Sales of Common Stock for cash

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

In June 2014, the Company issued 600,000 shares of common stock at a price of $1.00 per share and 1,800,000 warrants, each exercisable for one share of common stock with an 8-year term and a $1.00 exercise price, for total cash proceeds of $600,000. The Company recorded the issuance of these shares and warrants as follows:

	Shares	Gross proceeds	Offering costs	Net proceeds	Relative fair value allocated to Warrants	Amount allocated to common stock and paid-in capital
June 2014	600,000	$600,000	$-	$600,000	$449,624	$150,376

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

During the six months ended June 30, 2014, the Company issued 599,598 shares of common stock to consultants for services at various dates. The Company recorded stock-based compensation expense of $1,714,714 based on the grant date fair value in connection with the issuance of these shares.

Stock Option Awards

During January and February 2013, the Company granted options to purchase 1,250,000 shares of common stock to certain employees and consultants. The options all have an exercise price of $0.50 per share and vest over periods of 0 to 4 years. The stock price on the grant date was $1.79-$2.14 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 2.00%, (2) term of 10 years, and (3) expected stock volatilities of 182% -196% (4) dividend rate of 0%. As a result, the fair value of these options on the grant date was $2,339,820 and the intrinsic value was $1,738,500.

During January 2014, the Company granted options to purchase 177,500 shares of common stock to employees. The options all have an exercise price of $1.00 per share and vest over periods of 3 years. The stock price on the grant date was $3.40 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatilities of 184% (4) dividend rate of 0%. As a result, the fair value of these options on the grant date was $597,838 and the intrinsic value was $426,000.

During February 2014, the Company granted options to purchase 25,000 shares of common stock to a consultant. The options have an exercise price of $1.00 per share and vest over 1 year. The stock price on the grant date was $3.15 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatility of 186%. As a result, the fair value of these options on the grant date was $77,565 and the intrinsic value was $53,750.

During March 2014, the Company granted options to purchase 850,000 shares of common stock to its Chief Executive Officer, President and Chief Financial Officer. The options have an exercise price of $1.00 per share and vest over 3 years. The stock price on the grant date was $2.99 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatility of 184%. As a result, the fair value of these options on the grant date was $2,515,575 and the intrinsic value was $1,691,500.

During May 2014, the Company granted options to four employees to purchase 85,000 shares of common stock. The options have an exercise price of $1.00 per share and vest over 4 years. The stock price on the grant date was $2.80 - $2.90 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.54% and 2.66%, (2) term of 10 years, and (3) expected stock volatility of 180%. As a result, the fair value of these options on the grant date was $241,233 and the intrinsic value was $156,000.

During June 2014, the Company granted options to two employees and a consultant to purchase 160,000 shares of common stock. The options have an exercise price of $1.00 per share and vest over 4 years. The stock price on the grant date was $2.15 - $2.50 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.54%, (2) term of 10 years, and (3) expected stock volatility of 174%. As a result, the fair value of these options on the grant date was $361,124 and the intrinsic value was $205,000.

A summary of stock option activity is presented below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2013	1,433,650	$0.54		$-
Granted	1,297,500	1.00
Cancelled/Expired	(328,650)	0.50
Outstanding at June 30, 2014	2,402,500	$0.79	9.17	$1,958,000
Exercisable at June 30, 2014	808,435	$0.62	8.72	$1,197,354

During the six months ended June 30, 2014 and June 30, 2013, the Company recognized stock-based compensation expense of $1,505,783 and $1,592,893, respectively, related to stock options. As of June 30, 2014, there was $2,904,881 of total unrecognized compensation cost related to non-vested stock.

Warrant Awards

On March 10, 2014, the Company issued warrants to third parties for services to purchase 750,000 shares of its common stock granted with an exercise price of $1.00 per share. The stock price on the grant date was $3.16 per share. As a result, the intrinsic value for these warrants on the grant date was $1,620,000. The fair value of these warrants was approximately $2,361,731 and was valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.67%, (2) term of 10 years, (3) expected stock volatility of 170%, and (4) expected dividend rate of 0%. All of the warrants vest immediately.

On April 30, 2014, the Company issued warrants to a third party to purchase 250,000 shares of its common stock granted with an exercise price of $1.00 per share. The stock price on the grant date was $2.65 per share. As a result, the intrinsic value for these warrants on the grant date was $412,500. The fair value of these warrants was approximately $659,847 and was valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, (3) expected stock volatility of 170%, and (4) expected dividend rate of 0%. All of the warrants vest immediately.

On June 18, 2014, in connection with the issuance of common stock, the Company issued warrants to a third party to purchase 1,800,000 shares of its common stock granted with an exercise price of $1.00 per share. See note 4.

A summary of warrant activity is presented below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2013	750,000	0.01
Granted	2,800,000	1.00
Exercised	-	-
Expired/Forfeited	-	-
Outstanding and exercisable at June 30, 2014	3,550,000	$0.79	8.6	$5,535,000

6. COMMITMENTS

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

7. FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Derivative liabilities - warrant instruments	$-	$-	$3,837,638	$3,837,638

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarch

	Significant Unobservable Inputs (Level 3)
	Six months ended June 30,
	2014	2013
Beginning balance	$-	$-
Additions	449,624
Change in fair value	3,388,014	-
Ending balance	$3,837,638	$-

Change in unrealized losses included in earnings	$3,388,014	$-

8. SUBSEQUENT EVENTS

Issuance of stock options

During July and August 2014, the Company granted options to purchase 425,000 shares of common stock to various individuals. The fair value of these stock options is approximately $862,124 and was valued on the date of the grants using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.61%, (2) term of 10 years, (3) expected stock volatility of 174%, and (4) expected dividend rate of 0%. The options have an exercise price of $1.00 per share and vest over 0-4 years. The intrinsic value of these stock options was $459,000 on the dates of issuance.

Equity purchase agreement

On July 23, 2014, the Company entered into an Equity Purchase Agreement and a Registration Rights Agreement with Kodiak Capital Group, LLC (“Kodiak”) in order to establish a source of funding for the Company. Under the Equity Purchase Agreement, Kodiak has agreed to provide the Company with up to $3,000,000 of funding upon effectiveness of a registration statement on Form S-1. Following effectiveness of the registration statement, the Company can deliver puts to Kodiak under the Equity Purchase Agreement under which Kodiak will be obligated to purchase shares of the Company’s common stock based on the investment amount specified in each put notice, which investment amount may be any amount up to $3,000,000 less the investment amount received by the Company from all prior puts, if any. Puts may be delivered by the Company to Kodiak until the earlier of December 31, 2015 or the date on which Kodiak has purchased an aggregate of $3,000,000 of put shares. The number of shares of the Company’s common stock that Kodiak will purchase pursuant to each put notice will be determined by dividing the investment amount specified in the put by the purchase price. The purchase price per share of common stock will be set at eighty (80%) of the market Price of the Company’s common stock with market price being defined as the lowest daily value weighted average trading price for our common stock for any trading day during the five consecutive trading days immediately following the date of the put notice to Kodiak. Upon delivery of a put notice, the Company may designate a floor price for the market price calculation. If the applicable market price is below the floor price, the market price will be deemed to be the floor price. Under such circumstances, Kodiak may, at its option, purchase any amount of shares covered by the put but is not required to purchase any specified amount of shares.

Loan from Director

During August 2014, a director of the Company loaned the Company $150,000. The loan bears interest at 1% and is payable upon demand.

Consulting Agreement

During August 2014, the Company entered into a 2-year consulting services agreement with an individual. Pursuant to the agreement, the individual will be paid $50,000 per year. In connection with the consulting agreement, the individual assigned the Company all of the assets owned by the individual related to the individual’s business operations being conducted through the name Gift Ya Now including, but not limited to, software code base, original design / creative elements, domain name and all strategic business relationships.

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

Overview

Since November 21, 2012, we have engaged in the social communications business. We are a social application development company that is capturing everyday events and turning them into meaningful memories to be scrapbooked, organized, and referenced forever (automatically). Every day, millions of people are forced to use approximately 6 applications to plan, invite, navigate, capture, organize and share their social and business events. Without organization and a simple retrieval system, sharing and recalling the memories are often difficult, and many times non-existent. In addition, currently used techniques of memory sharing are person-to-person as opposed to people-to-event, so many captured memories never end up being socially shared correctly. The currently available apps are disjointed which results in a scattered experience for the user. It is not uncommon for a person to have several thousand photos on his camera roll and also replicated on his hard drive; have to toggle between multiple calendars and invite applications; and have to spend endless hours organizing and attaching photos and videos; just so he can share the memories captured from an event. Thus, there is not a simple one-stop solution that detects relevancy of a group conversation, syncs with device applications and allows for access/review of activities.

Our technically unique, yet simple-to-use, patented mobile-to-web technology platform provides users with a single application that addresses these inefficiencies in the social marketplace by enabling captured memories to be centrally stored and effortlessly shared among event attendees in a secure, real-time, mobile ad-hoc network. “Eventure Everywhere” is keystone to our business offerings and strategy to maximize the experience of each event with rich features to successfully schedule, capture, scrapbook (store); and share one’s life and events in a meaningful way. Eventure Everywhere includes: “Anonymous Messaging,” “Event Genius,” “Wish I was There,” “I’ll Be There,” “Intelligent Parsing” and device learning. Combined, they are core viral adoption drivers of our solution into various target markets.

During 2014, we will continue to develop and commercialize our social media business. This will require us to raise additional funds to support our future growth plans.

The Company is a speculative investment, and investors may lose some or all of their investment in the Company.

Results of Operations

Revenues

We generated no revenues during the period from November 29, 2010 (date of inception) through June 30, 2014.

Loss from Operations

We incurred net losses of $6,108,130 and $22,156,250, and $549,232 and $2,106,988, respectively, for the three and six months ended June 30, 2014 and June 30, 2013. The increase in comparable losses was due to higher stock compensation expense and due to the unrealized loss on derivative liabilities recorded during the six months ended June 30, 2014.

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

At June 30, 2014, cash was $186,509 and other current assets were $15,196. At the same time, we had current liabilities of $475,515, which consisted of accounts payable and accrued expenses. We attribute our net loss from operations to having no revenues to sustain our operating costs as we are a development stage company. At December 31, 2013, cash was $67,762 and we had no other current assets other than $5,000 in deposits. At the same time, we had current liabilities of $257,588, which consisted of accounts payable and accrued expenses.

Net Cash Used in Operating Activities

Net cash used in operating activities was $750,553 for the six months ended June 30, 2014, as compared to net cash used of $415,587 for the six months ended June 30, 2013. The increase in net cash used in operations was primarily due to a larger net loss incurred by the Company.

Net Cash Used by Investing Activities

During the six months ended June 30, 2014 and 2013, we used $405,700 and $78,650, respectively, of cash in investing activities. The cash used in investing activities in the six months ended June 30, 2014 was for software development costs and the purchase of computers. The cash used in investing activities in the six months ended June 30, 2013 was for software development costs of $76,750 and $1,900 for the purchase of a computer.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2014 and 2013, we received $1,275,000 and $450,000, respectively, in proceeds from the sale of common stock and/or warrants of the Company.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $26,509,625 as of June 30, 2014 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, and for the same reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, management concluded that as of June 30, 2014 our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

In March 2014 we sold an aggregate of 50,000 shares of our restricted common stock to two investors at a price of $1.00 per share. The shares were issued in April 2014.

On April 30, 2014 we issued ten-year warrants to a new Advisory Board member to purchase up to 250,000 shares of our common stock at a price of $1.00 per share.

In May 2014, we issued 100,000 shares of our restricted common stock to a consultant pursuant to an April 23, 2014 Consulting Agreement.

On May 12, 2014 we issued an aggregate of 55,000 non-qualified stock options under our 2012 Equity Incentive Plan with a ten year term to three persons. The options have an exercise price of $1.00 per share and vest ratably over a four year period.

On May 19, 2014 we issued 30,000 non-qualified stock options under our 2012 Equity Incentive Plan with a ten year term to a one person. The options have an exercise price of $1.00 per share and vest ratably over a four year period.

In June 2014, we issued 40,000 shares of our restricted common stock pursuant to our March 2014 Service Provider Agreement with Chinese Investors.com, Inc.

In June 2014, we issued 600,000 units to three persons at a price of $1.00 per unit or an aggregate of $600,000. Each unit consisted of one share of restricted common stock and three common stock purchase warrants. Each warrant is exercisable for a period of eight years for the purchase of one share of common stock at a price of $1.00 per share.

Effective June 2015, we issued an aggregate of 30,000 restricted shares of our common stock to two persons pursuant to Consulting Agreements dated May 27, 2014.

In June 2014, we issued 85,714 shares of our restricted common stock to Kodiak Capital Group, LLC (“Kodiak”) as a commitment fee under a Term Sheet pursuant to which Kodiak is providing us with an equity credit line.

On June 2, 2014 we issued an aggregate of 60,000 non-qualified stock options under our 2012 Equity Incentive Plan with a ten year term to two persons. The options have an exercise price of $1.00 per share and vest ratably over a four year period.

On June 30, 2014 we issued 100,000 non-qualified stock options under our 2013 Equity Incentive Plan with a ten year term to a one person. The options have an exercise price of $1.00 per share and vest ratably over a four year period.

Effective July 21, 2014, we issued 50,000 non-statutory stock options under our 2012 Equity incentive Plan with a ten-year term to one person. The options have an exercise price of $1.00 per share and vest ratably over a period of four years.

On August 1, 2014 we issued 200,000 non-statutory stock options under our 2012 Equity Incentive Plan with a ten year term to one person. The options have an exercise price of $1.00 per share and vest ratably over a four year period.

Effective August 12, 2014, we issued 175,000 non-statutory stock options under our 2012 Equity incentive Plan with a ten-year term to one person. The options have an exercise price of $1.00 per share and vested upon issuance.

All of the foregoing issuances of securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended for transactions by an issuer not involving a public offering, pursuant to Rule 506 of Regulation D, and/or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Effective April 23, 2014 we entered into a one-year financial consulting agreement (the “Consulting Agreement”) with Monarch Bay Securities, LLC (the “Consultant”) pursuant to which the Consultant provides us with advice with regard to various finance matters including, but not limited to, (i) capitalization matters; (ii) changes in our corporate structure; and (iii) alternative uses of our assets. The Consulting Agreement is renewable for successive one-year periods unless terminated by either party at least 30 days prior to the end of the term. We issued 100,000 shares of our restricted common stock to the Consultant with respect to the initial one year term. The shares carry piggyback registration rights.

On June 18, 2014 we sold an aggregate of 600,000 units to three persons (the “Purchasers”) at a price of $1.00 per unit or an aggregate of $600,000. Each unit consists of one share of our common stock, par value $0.001 per share, and three common stock purchase warrants. Accordingly, in connection with the sale of 600,000 units, we issued an aggregate of 1,800,000 warrants. Each warrant is exercisable for the purchase of one share of our common stock for a period of eight years from issuance at an exercise price of $1.00 per share. Subject to customary exceptions, the warrants contain weighted average anti-dilution protection which provides for a downward adjustment in the warrant exercise price if, during the term of the warrants, we issue common stock or securities exchangeable or convertible into shares of our common stock at a price below the then exercise price of the warrants. Piggyback registration rights apply to the shares comprising part of the units and the shares issuable upon exercise of the warrants comprising part of the units. The Purchasers were also given participation and pre-emptive rights for a period of eight years from the date of the sale of the units. The participation rights give the Purchasers the right to participate on a pro rata basis, to the same extent as other stockholders, in any sale of common stock consisting of more than 20% of our then issued and outstanding common stock. Subject to customary exceptions, the pre-emptive rights give the Purchasers the rights to purchase a pro rata portion of securities we determine to sell in the future on the same terms and conditions that we offer such securities to third parties.

Effective July 1, 2014 Alan Johnson resigned as our President and Gannon Giguiere, our current Chief Executive Officer, Chairman and Secretary, was appointed to the vacated President position. Mr. Giguiere has not received additional consideration from us for serving as our President but may in the future. Mr. Johnson continues to serve as a director of ours and as our Chief Corporate Development Officer. Mr. Johnson’s resignation as our President did not arise from any disagreement with us on any matter relating to our operations, policies or practices.

On July 23, 2014, we entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Kodiak. Although we are not mandated to sell shares under the Equity Purchase Agreement, the Equity Purchase Agreement gives us the option to sell to Kodiak, up to $3,000,000 worth of our common stock over the period ending December 31, 2015. The $3,000,000 was stated as the total amount of available funding in the Equity Purchase Agreement because this was the maximum amount that Kodiak agreed to offer us in funding. There is no assurance that the market price of our common stock will remain at or close to its current price in the future. The number of common shares that remain issuable may not be sufficient, dependent upon the share price, to allow us to access the full amount contemplated under the Equity Purchase Agreement. Therefore, we may not have access to the full commitment under the Equity Purchase Agreement unless the market price of our common stock remains at or near its current price or increases from its current level.

The purchase price of the common stock will be set at eighty percent (80%) of the lowest daily volume weighted average price (“VWAP”) of the common stock during the pricing period. The pricing period will be the five consecutive trading days immediately after the put notice date. We have the right to include a floor price for the VWAP calculation in the put notice. If the lowest daily VWAP for any trading day during the pricing period is below the floor price, the purchase price will be set at 80% of the floor price. In such event, Kodiak may, at its option, determine to purchase none of the Put Shares or less than all of the Put Shares covered by the put notice. In addition, there is an ownership limit for Kodiak of 9.99%.

In June 2014, Kodiak received a one-time issuance of 85,714 restricted shares of our common stock as a commitment fee for the investment. In addition, we paid a $10,000 document preparation fee to Kodiak.

Effective August 1, 2014 we appointed Jeffrey Zehler as our Vice President of Mobility. Mr. Zehler has more than 16 years of mobile application and leadership experience with several blue chip technology companies. His responsibilities will include the leadership and management of our mobile development team that will be responsible for strategic product development and innovation respecting our Android and iOS platforms. We are paying Mr. Zehler a base annual salary of $150,000 and granted to him, on August 1, 2014, 200,000 non-statutory, stock options under our 2012 Equity Incentive Plan. The options are exercisable upon vesting to purchase shares of our common stock at a price of $1.00 per share. The options will begin vesting and become exercisable starting on September 1, 2014 in monthly increments of 4,166 options for a period of 47 consecutive months with the remaining 4,198 options vesting on August 1, 2018. The options may be exercised on a cashless basis. We expect to enter into a formal written employment agreement with Mr. Zehler in the future which will include the terms referenced above.

On June 12, 2014 we received a $15,107 loan from a company owned by our Chief Financial Officer. The loan earned interest at the rate of 1% per year and was repaid on June 19, 2014.

On May 27, 2014 we received a $105,000 loan from our Chief Executive Officer. The loan earned interest at the rate of 1% per year. $100,000 and was repaid on June 23, 2014 and the balance was repaid on June 30, 2014.

On July 1, 2014 the US Patent and Trademark Office granted a patent (Patent No. 8769610) to Gannon Giguiere, Alan Johnson and Timothy Lyons (collectively, the “Assignors”) in furtherance of a patent application filed by the Assignors on October 31, 2013 for an invention (the “Invention”) titled “Distance Modified Security and Content Sharing” By assignment dated October 31, 2013, the Assignors assigned their respective rights under the patent to us. The patent is focused on protecting systems and methods for sharing resources in ad-hoc, peer-to-peer networks. Among other things, such systems and methods allow users attending a concert, ball game or other event to share content with each other based on their geographic or social proximity, while maintaining various levels of control over the content that is being shared. From a broader perspective, the technology facilitates planning, inviting, attending, capturing and/or scrapboarding of photos and other information. A child application is on file with respect to the Invention. We intend to broaden the scope of coverage further, focusing on additional features, including specifics of security and inheritance.

On July 29, 2014 we received a $150,000 loan from our Chief Corporate Development Officer, The loan earns interest at the rate of 1% per year and is payable after September 1, 2014.

On August 12, 2014 we entered into a two year consulting agreement with Vinay Jatwani (the “Consulting Agreement”) whereby Mr. Jatwani will have responsibility for identifying, evaluating, developing, and implementing acquisition, partnership and alliance opportunities that support our strategic growth initiatives. The Consulting Agreement is subject to extension upon mutual agreement of the parties and may be terminated by us upon 30 days prior written notice. Pursuant to the Consulting Agreement we are paying Mr. Jatwani cash compensation at the rate of $50,000 per annum payable in equal bi-monthly (twice a month) installments. We also issued 175,000 non-statutory stock options to Mr. Jatwani with a ten-year term which have an exercise price of $1.00 per share. The options vested upon issuance. In connection with the Consulting Agreement, Mr. Jatwani assigned to us all of the assets he owned related to his electronic gift card platform business operations being conducted through the name Gift Ya Now including, but not limited to, software base code, original design/creative elements, domain name and all strategic business relationships. We expect to incorporate these assets into a separate business line which is intended to utilize the Gift Ya Now name.

Effective July 29, 2014 we dissolved Local Event Media, Inc. Prior to dissolution, Local Event Media, Inc. transferred all of its assets and liabilities to us.

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

The following exhibits are included as part of this report:

Exhibit No.	Description

4.1	Form of Warrant underlying units sold in June 2014

10.1	U.S. Patent (No. 8,769,610 B1) titled “ Distance Modified Security and Content Sharing” issued to Registrant on July 1, 2014

10.2	Form of Subscription Agreement for June 2014 unit sales

31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVENTURE INTERACTIVE, INC.

August 19, 2014	By:	/s/ Gannon Giguiere
Gannon Giguiere, Chief Executive Officer

EVENTURE INTERACTIVE, INC.

August 19, 2014	By:	/s/ Michael D. Rountree
Michael D. Rountree, Chief Financial Officer

