Form 10-Q
period 2014-09-30
Eventure Interactive, Inc.
filed 2014-11-19
CIK 1509351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 26,632,098 shares of the issuer’s common stock outstanding as of November 17, 2014.*

*Effective October 22, 2014, we provided a Put Notice to Kodiak Capital Group, LLC (“Kodiak”) for cash proceeds of $300,000 to the Company. The number of Put Shares issued to Kodiak under the Put was 892,050. The excess Estimated Put Shares (1,407,950 shares) delivered to Kodiak were returned to the Company’s transfer agent but have yet to be cancelled. The number of shares indicated as outstanding includes the shares to be cancelled.

EVENTURE INTERACTIVE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVENTURE INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$7,497	$67,762
Deposits	15,196	5,000
Total current assets	22,693	72,762

Software development costs	781,423	312,973

Fixed assets, net	54,675	33,049

Intangible asset - domain name	103,750	103,750

Total assets	$962,541	$522,534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$270,923	$121,518
Accrued expenses	408,739	136,070
Related party notes payable	380,000	-
Notes payable, net of discount	46,719	-
Total current liabilities	1,106,381	257,388

Warrant derivative liabilities	2,651,155	-

Total liabilities	3,757,536	257,588

Commitments and contingencies

Stockholders’ Equity(Deficit)
Preferred Stock, $0.001 par value, 10,000,000 authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 24,332,098 and 18,807,500 shares issued and outstanding, respectively	24,332	18,807
Additional paid-in-capital	24,341,872	4,599,514

Accumulated deficit	(27,161,199)	(4,353,375)

Total stockholders’ equity (deficit)	(2,794,995)	264,946

Total liabilities and stockholders’ equity (deficit)	$962,541	$522,534

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVENTURE INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Revenues	$-	$-	$-	$-
General and administrative expenses	1,838,057	516,932	20,606,293	2,623,920
Total operating expenses	1,838,057	516,932	20,606,293	2,623,920

Operating loss	(1,838,057)	(516,932)	(20,606,293)	(2,623,920)

Unrealized gain (loss) on warrant derivative liabilities	1,186,483	-	(2,201,531)	-

Net loss	$(651,574)	$(516,932)	$(22,807,824)	$(2,623,920)

Loss per common share – basic and diluted	$(0.03)	$(0.03)	$(1.00)	$(0.14)
Weighted average number of common shares outstanding – basic and diluted	24,332,098	18,558,038	22,821,543	18,274,808

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVENTURE INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(22,807,824)	$(2,623,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,922,507	1,893,057
Unrealized loss on warrant derivative liabilities	2,201,531	-
Depreciation expense	14,559	1,775
Changes in operating assets and liabilities:
Deposits	(10,196)	(5,000)
Accounts payable	149,405	91,267
Accrued expenses	272,669	(7,009)
Net cash used in operating activities	(1,255,630)	(649,830)

Cash flows from investing activities
Software development costs	(468,450)	(96,250)
Acquisition of fixed assets	(36,185)	(38,000)
Net cash used in investing activities	(504,635)	(134,250)

Cash flows from financing activities
Proceeds from loans	545,107	-
Payments of loans	(120,107)	-
Proceeds from sale of common stock and warrants	1,275,000	700,000
Net cash provided by financing activities	1,700,000	700,000

Net change in cash	(60,265)	(84,080)

Cash at beginning of the period	67,762	357,643

Cash at end of the period	$7,497	$273,563

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$100	$-

Noncash investing and financing transactions:
Fair value of warrant derivative liabilities issued in common stock offering	$449,624	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVENTURE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $27,161,199 as of September 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Eventure Interactive, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year ended December 31, 2013, as reported in Form 10-K, have been omitted.

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

Since the Company is in a loss position, it has excluded stock options and warrants from its calculation of diluted net loss per common share. At September 30, 2014, the Company has 2,827,500 stock options and 3,550,000 warrants that would have been included in its calculation of diluted net loss per common share if they were not anti-dilutive.

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

Intangible Asset - Domain Name

The Company considers the domain name an indefinite-lived intangible asset and will test for impairment on an annual basis. At September 30, 2014, the Company determined that the domain name was not impaired.

Derivatives

The Company reviews the terms of the common stock and warrants it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. The Company uses a Black-Scholes model for valuation of the derivative instrument.

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

Development Stage Change

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 during 2014.

3. RELATED PARTIES

During July 2013, the Company entered into a one-year lease for office space with an entity that is 12% owned by the Chief Executive Officer (“CEO”) of the Company. The Company incurred expenses of $10,422 to this entity during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company’s CEO loaned the Company $220,000 (of which $105,000 has been repaid). The loans bear interest at 1%. At September 30, 2014, $115,000 of the loans are outstanding and owed to the CEO and due in December 2014.

During the nine months ended September 30, 2014, the Company’s CFO loaned the Company $30,107 (of which $15,107 has been repaid). The loans bear interest at 1%. At September 30, 2014, $15,000 of the loans are outstanding and owed to the CFO and due in December 2014.

During the nine months ended September 30, 2014, a Director of the Company loaned the Company $250,000, of which $150,000 is payable on demand and $100,000 is due in December 2014. The loans bear interest at 1%.

4. NOTE PAYABLE

During August 2014, the Company received $45,000 in cash for a $50,000 promissory note due in December 2014. The promissory note has no stated interest rate. The Company is recognizing the $5,000 original issue discount as interest expense over the life of the promissory note. As of September 30, 2014, the Company has amortized $1,719 of original issue discount to interest expense.

5. DERIVATIVE LIABILITIES

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

Activity for derivative warrant liabilities during the nine months ended September 30, 2014, was as follows:

		Initial valuation
		of derivative	Increase
		liabilities upon	in
	Balance at	issuance of new	fair value of	Balance at
	December 31,	warrants during	derivative	September 30,
	2013	the period	liability	2014
Derivative warrant instruments	$-	$449,624	$2,201,531	$2,651,155

The fair value of these warrants was valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.61%, (2) term of 8 years, (3) expected stock volatility of 174%, (4) expected dividend rate of 0%, and (5) common stock price of $2.35.

The fair value of these warrants was valued on September 30, 2014 using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.22%, (2) term of 7.66 years, (3) expected stock volatility of 174%, (4) expected dividend rate of 0%, and (5) common stock price of $1.49.

6. STOCKHOLDERS’ EQUITY

Sales of Common Stock for cash

During 2013, the Company issued 825,000 shares of common stock at a price of $1.00 per share for total cash proceeds of $825,000. The shares issued during 2013 pursuant to the subscription agreements contain anti-dilution protection for one year following the final closing thereunder. If the Company issues common stock at less than $1.00 per share during such one year period or if the Company issues securities during such one year period which are convertible into or exercisable for shares of our common stock with a conversion or exercise price of less than $1.00 per share, then the offering price of $1.00 gets adjusted to the lower price entitling the subscribers to additional shares. The anti-dilution clause pursuant to these subscription agreements expired in October 2014.

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

On January 28, 2014, the Company issued 850,000 shares of common stock in aggregate to its CEO, CFO and President for services. The common stock was valued at the grant date closing price of $3.19 per share, and totaled $2,711,500 which the Company recorded as stock compensation during the three months ended March 31, 2014. On March 10, 2014, the Company issued 2,800,000 shares of common stock in aggregate to its CEO, CFO and President for services. The common stock was valued at the grant date closing price of $3.16 per share, and totaled $8,848,000 which the Company recorded as stock compensation during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company issued 599,598 shares of common stock to consultants for services at various dates. The Company recorded stock-based compensation expense of $1,714,714 based on the grant date fair value in connection with the issuance of these shares.

Stock Option Awards

During January 2014, the Company granted options to purchase 177,500 shares of common stock to employees. The options have an exercise price of $1.00 per share and vest over periods of 3 years. The stock price on the grant date was $3.40 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, and (3) expected stock volatilities of 184% (4) dividend rate of 0%. As a result, the fair value of these options on the grant date was $597,838 and the intrinsic value was $426,000.

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

During May 2014, the Company granted options to four employees to purchase 85,000 shares of common stock. The options have an exercise price of $1.00 per share and vest over 4 years. The stock prices on the grant dates were $2.80 - $2.90 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.54% and 2.66%, (2) term of 10 years, and (3) expected stock volatility of 180%. As a result, the fair value of these options on the grant dates was $241,233 and the intrinsic value was $156,000.

During June 2014, the Company granted options to two employees and a consultant to purchase 160,000 shares of common stock. The options have an exercise price of $1.00 per share and vest over 4 years. The stock prices on the grant dates were $2.15 - $2.50 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.54%, (2) term of 10 years, and (3) expected stock volatility of 174%. As a result, the fair value of these options on the grant date was $361,124 and the intrinsic value was $205,000.

During July and August 2014, the Company granted options to purchase 425,000 shares of common stock to various individuals. The options have an exercise price of $1.00 per share and vest over 4 years. The stock prices on the grant dates were $2.06 - $2.10 per share. These options were valued on the date of the grants using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.61%, (2) term of 10 years, (3) expected stock volatility of 174%, and (4) expected dividend rate of 0%. The options have an exercise price of $1.00 per share and vest over 0-4 years. The fair value of these stock options on the grant date was approximately $862,124 and the intrinsic value was $459,000.

A summary of stock option activity is presented below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2013	1,433,650	$0.54		$-
Granted	1,722,500	1.00
Cancelled/Expired	(328,650)	0.50
Outstanding at September 30, 2014	2,827,500	$0.82	9.06	$1,885,475
Exercisable at September 30, 2014	1,157,597	$0.71	8.47	$901,617

During the nine months ended September 30, 2014 and September 30, 2013, the Company recognized stock-based compensation expense of $2,626,715 and $1,833,557, respectively, related to stock options. As of September 30, 2014, there was $3,137,850 of total unrecognized compensation cost related to non-vested stock.

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

On June 18, 2014, in connection with the issuance of common stock, the Company issued warrants to a third party to purchase 1,800,000 shares of its common stock granted with an exercise price of $1.00 per share. See note 5.

A summary of warrant activity is presented below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2013	750,000	0.01
Granted	2,800,000	1.00
Exercised	-	-
Expired/Forfeited	-	-
Outstanding and exercisable at September 30, 2014	3,550,000	$0.79	8.31	$5,535,000

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

On November 13, 2014 we terminated the Equity Purchase Agreement.

7. COMMITMENTS

Consulting Agreements

On March 5, 2014, the Company entered into a service provider agreement with a consultant with a term of one year. Pursuant to the agreement, the Company is obligated to make $5,000 payments on or around June 15, 2014 and on or around October 15, 2014. The Company was also required to issue the consultant 40,000 shares of the Company’s common stock on or about October 15, 2014, of which none have been issued as of the date of this report.

During August 2014, the Company entered into a 2-year consulting services agreement with an individual. Pursuant to the agreement, the individual will be paid $50,000 per year. In connection with the consulting services agreement, the individual assigned the Company all of the assets owned by the individual related to the individual’s business operations being conducted through the name Gift Ya Now including, but not limited to, software code base, original design / creative elements, domain name and all strategic business relationships. The assets assigned to the Company had a fair value of $0.

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

8. FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Derivative liabilities - warrant instruments	$-	$-	$2,651,155	$2,651,155

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Nine months ended September 30,
	2014	2013
Beginning balance	$-	$-
Additions	449,624
Change in fair value	2,201,531	-
Ending balance	$2,651,155	$-

Change in unrealized losses included in earnings	$2,201,531	$-

9. SUBSEQUENT EVENTS

On October 9, 2014, we received a $25,000 loan from Rountree Consulting, Inc., a company owned by our CFO, Michael Rountree, paying interest at the rate of 1% per annum. The loan is payable on January 7, 2015.

On October 14, 2014, we received a $25,000 loan from a director, paying interest at the rate of 1% per annum. The loan is payable on January 12, 2015.

On October 14, 2014, we received a $40,000 loan from a related party paying interest at the rate of 1% per annum. The loan is payable on January 12, 2015.

On October 15, 2014, we received a $10,000 loan from a related party paying interest at the rate of 1% per annum. The loan is payable on January 13, 2015.

On October 31, 2014, we received a $50,000 loan from a shareholder paying interest at the rate of 1% per annum. The loan is payable on December 1, 2014.

On November 10, 2014, we received a $120,000 loan from our CEO, Gannon Giguiere, paying interest at the rate of 1% per annum. The loan is payable on February 8, 2015.

On October 22, 2014, we provided a Put Notice to Kodiak for cash proceeds of $300,000 to the Company. The lowest daily value weighted average trading price for our common stock during the pricing period which ended on October 29, 2014 was $0.42038 per share resulting in a Purchase Price of $0.336304 per share. Based thereon, the number of Put shares issued to Kodiak under the Put was 892,050. The excess estimated Put shares (1,407,950 shares) delivered to Kodiak were return to the Company’s transfer agent but have yet to be cancelled. On November 13, 2014 we terminated the Equity Purchase Agreement.

Effective October 28, 2014, 2014, we entered into a consulting agreement with OTC Media, LLC (the “Consultant”) pursuant to which the Consultant provides us with investor and public relations services. The services may include public relations and direct mail campaigns. In connection therewith, we pay the Consultant a service fee equal to 20% of the cost of the campaigns together with reimbursement for the cost of the campaigns. In November 2014, Consultant conducted a campaign on our behalf at a cost of $100,000 and received a $20,000 service fee. The Consulting Agreement is in effect until December 31, 2015 and is subject to renewal.

Effective November 1, 2014 we entered into a one-year Marketing and Consulting Agreement (the “Agreement”) with CorProminence LLC (“Cor”), pursuant to which Cor will provide us with shareholder and investor relations services in the form of road shows with the financial community, sponsorship and participation in financial industry trade shows, creation of informational packages for prospective investors, investor relations promotional activities and the production and distribution of executive interviews. In connection with such services, we are paying Cor $10,000 per month, payable monthly in advance (the “Monthly Cash Fee”) and will be issuing to Cor 217,175 shares of our restricted common stock (the “Compensation Shares”). The Agreement may be terminated by either party for any reason upon 30 days prior written notice (the “Notice”). If the Agreement is terminated by us, Cor is entitled to retain the Monthly Cash Fee paid to Cor after the Notice but prior to the effective date of termination unless such termination is due to Cor’s negligence, gross misconduct or breach of its representations, warranties and a material provision set forth in the Agreement. Further, if we terminate the Agreement for any reason, Cor is required to return to us a proportionate amount of the Compensation Shares based upon the number of days of the one-year term that the Agreement was in effect prior to termination.

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

Overview

Since November 21, 2012, we have engaged in the social media/utility business. We are a social application development company that is capturing everyday events and turning them into meaningful memories to be scrapbooked, organized, and referenced forever (automatically). Every day, millions of people are forced to use multiple applications to plan, invite, navigate, capture, organize and share their social and business events. Without organization and a simple retrieval system, sharing and recalling memories are often difficult, and many times non-existent. In addition, currently used techniques of memory sharing are person-to-person as opposed to people-to-event, so many captured memories never end up being socially shared on an optimum basis. Most of the currently available apps are disjointed which results in a scattered experience for the user. It is not uncommon for a person to have several thousand photos on his camera roll and also replicated on his hard drive; have to toggle between multiple calendars and invite applications; and have to spend endless hours organizing and attaching photos and videos; just so he can share the memories captured from an event. Thus, there is not a simple one-stop solution that detects relevancy of a group conversation ,syncs with device applications and allows for access / review of activities.

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

We have incurred losses since our inception on November 29, 2010 to September 30, 2014 and have not generated any revenues. The future of our Company is dependent upon our ability to (i) obtain additional financing; (ii) successfully develop and market our products and services; and (iii) achieve revenues and profitability.

Results of Operations

Revenues

We have not generated any revenues since the inception of our Company.

Loss from Operations

We incurred net losses of $651,574 and $22,807,824, and $516,932 and $2,623,920, respectively, for the three and nine months ended September 30, 2014 and September 30, 2013. The increase in comparable losses was due to higher stock-based compensation expense.

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

Since inception, we have been financed primarily by way of sales of our common stock and loans from officers and directors.

At September 30, 2014, cash was $7,497 and other current assets were $15,196. At the same time, we had current liabilities of $1,106,381, which consisted of accounts payable, accrued expenses and notes payable. We attribute our net loss from operations to having no revenues to sustain our operating costs as we are a development stage company. At December 31, 2013, cash was $67,762 and other current assets of $5,000. At the same time, we had current liabilities of $257,588, which consisted of accounts payable and accrued expenses.

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,255,630 for the nine months ended September 30, 2014, as compared to net cash used of $649,830 for the nine months ended September 30, 2013. The increase in net cash used in operations was primarily due to incurring a larger net loss.

Net Cash Used by Investing Activities

During the nine months ended September 30, 2014 and 2013, we used $504,635 and $134,250, respectively, of cash in investing activities. The cash used in investing activities in the nine months ended September 30, 2014 was for software development costs of $468,450 and the acquisition of $36,185 of fixed assets. The cash used in investing activities in the nine months ended September 30, 2013 was for software development costs of $96,250 and $38,000 for the purchase of fixed assets.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2014 and 2013, we received $1,275,000 and $700,000, respectively, in proceeds from the sale of common stock of the Company. In addition, during the nine months ended September 30, 2014, the Company received $545,107 of loans and repaid $120,107 of these loans.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $27,161,199 as of September 30, 2014 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or sales of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, and for the same reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, management concluded that as of September 30, 2014 our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On July 21, 2014, we issued 50,000 non-statutory stock options under our 2012 Equity incentive Plan with a ten-year term to one person. The options have an exercise price of $1.00 per share and vest ratably over a period of four years.

On August 1, 2014 we issued non-statutory stock options under our 2013 Equity Incentive Plan with a ten year term to one person to purchase up to 200,000 shares of our common stock at an exercise price of $1.00 per share. The options vest ratably over a four year period.

On August 12, 2014, we issued 175,000 non-statutory stock options under our 2012 Equity incentive Plan with a ten-year term to one person. The options have an exercise price of $1.00 per share and vested upon issuance.

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

On August 12, 2014 we entered into a two-year consulting agreement with Vinay Jatwani (the “Consulting Agreement”) whereby Mr. Jatwani will have responsibility for identifying, evaluating, developing, and implementing acquisition, partnership and alliance opportunities that support our strategic growth initiatives. The Consulting Agreement is subject to extension upon mutual agreement of the parties and may be terminated by us upon 30 days prior written notice. Pursuant to the Consulting Agreement we are paying Mr. Jatwani cash compensation at the rate of $50,000 per annum payable in equal bi-monthly (twice a month) installments. We also issued 175,000 non-statutory stock options to Mr. Jatwani with a ten-year term, which have an exercise price of $1.00 per share. The options vested upon issuance. In connection with the Consulting Agreement, Mr. Jatwani assigned to us all of the assets he owned related to his electronic gift card platform business operations being conducted through the name Gift Ya Now including, but not limited to, software base code, original design/creative elements, domain name and all strategic business relationships. We expect to incorporate these assets into a separate business line which is intended to utilize the Gift Ya Now name.

On July 29, 2014, we received a $150,000 loan from Alan Johnson paying interest at the rate of 1% per annum. The loan is presently payable.

In August 2014, we received loans from Gannon Giguiere in the aggregate amount of $70,000 paying interest at the rate of 1% per annum. The loans were repaid in October and November 2014.

On September 3, 2014, we received a $15,000 loan from Rountree Consulting, Inc., a company owned by Michael Rountree, paying interest at the rate of 1% per annum. The loan is repayable on December 2, 2014.

On September 8, 2014, we received a $45,000 loan from Gannon Giguiere paying interest at the rate of 1% per annum. $24,250 of the loan was repaid in November 2014. The balance of the loan is repayable on December 7, 2014.

On September 24, 2014, we received a $100,000 loan from Alan Johnson paying interest at the rate of 1% per annum. The loan is payable on December 23, 2014.

On October 9, 2014, we received a $25,000 loan from Rountree Consulting, Inc., a company owned by Michael Rountree, paying interest at the rate of 1% per annum. The loan is payable on January 7, 2015.

On October 14, 2014, we received a $25,000 loan from Alan Johnson, paying interest at the rate of 1% per annum. The loan is payable on January 12, 2015.

On October 14, 2014, we received a $40,000 loan from a related party paying interest at the rate of 1% per annum. The loan is payable on January 12, 2015.

On October 15, 2014, we received a $10,000 loan from a related party paying interest at the rate of 1% per annum. The loan is payable on January 13, 2015.

On October 31, 2014, we received a $50,000 loan from a shareholder paying interest at the rate of 1% per annum. The loan is payable on December 1, 2014.

On November 10, 2014, we received a $120,000 loan from our CEO, Gannon Giguiere, paying interest at the rate of 1% per annum. The loan is payable on February 8, 2015.

On July 23, 2014, we entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Kodiak Capital Group, LLC (“Kodiak”) which was amended on August 20, 2014 and September 23, 2014. In June 2014, Kodiak received a one-time issuance of 85,714 shares of our common stock as a commitment fee for the investment. In addition, we paid Kodiak a $10,000 document preparation fee. Although we were not mandated to sell shares under the Equity Purchase Agreement, the Equity Purchase Agreement gave us the option to sell to Kodiak, following effectiveness of a registration statement on Form S-1 (the “Registration Statement”), up to $3,000,000 worth of our common stock over the period ending December 31, 2015. The $3,000,000 was stated as the total amount of available funding in the Equity Purchase Agreement because this was the maximum amount that Kodiak agreed to offer us in funding.

The purchase price (“Purchase Price”) of the common stock was set at eighty percent (80%) of the lowest daily volume weighted average price (“VWAP”) of the common stock during the pricing period. The pricing period was the five consecutive trading days immediately after the put notice date. In addition, there was an ownership limit for Kodiak of 9.99%.

On the put notice date, we were required to deliver put shares (the “Put Shares”) to Kodiak in an amount (the “Estimated Put Shares”) determined by dividing the closing price on the trading day immediately preceding the put notice date multiplied by 80% and Kodiak was required to simultaneously deliver to our representative, to hold in escrow, the investment amount indicated on the put notice. At the end of the pricing period when the purchase price was established and the number of Put Shares for a particular put was definitely determined, Kodiak was required to return to us any excess Put Shares provided as Estimated Put Shares or alternatively, we were required to deliver to Kodiak any additional Put Shares required to cover the shortfall between the amount of Estimated Put Shares and the amount of Put Shares. At the end of the pricing period, we were also required to return to Kodiak any excess related to the investment amount previously delivered to us.

Kodiak was not permitted to engage in short sales involving our common stock during the commitment period ending December 31, 2015. In accordance with Regulation SHO however, sales of our common stock by Kodiak after delivery of a put notice of such number of shares reasonably expected to be purchased by Kodiak under a put were not deemed a short sale.

The Registration Statement was declared effective on October 21, 2014. Effective October 22, 2014, we provided an amended Put Notice to Kodiak for an investment amount of $300,000. The lowest daily VWAP for our common stock during the pricing period which ended on October 29, 2014 was $0.42038 per share resulting in a Purchase Price of $0.336304 per share. Based thereon, the number of Put Shares issued to Kodiak under the Put was 892,050. The excess Estimated Put Shares (1,407,950 shares) delivered to Kodiak were returned to the Company’s transfer agent but have yet to be cancelled. On November 13, 2014 we terminated the Equity Purchase Agreement.

Effective November 1, 2014 we entered into a one-year Marketing and Consulting Agreement (the “Agreement”) with CorProminence LLC (“Cor”) a New York limited liability corporation, pursuant to which Cor will provide us with shareholder and investor relations services in the form of road shows with the financial community, sponsorship and participation in financial industry trade shows, creation of informational packages for prospective investors, investor relations promotional activities and the production and distribution of executive interviews. In connection with such services, we are paying Cor $10,000 per month, payable monthly in advance (the “Monthly Cash Fee”) and will be issuing to Cor, 217,175 shares of our restricted common stock (the “Compensation Shares”). We will be furnishing to Cor all documents and information respecting our company that are reasonably necessary to enable Cor to perform the services. Cor has agreed that it will only use such information and documentation that has been provided to Cor by us or which we will have approved in writing in advance for use by Cor. The Agreement contains a standard confidentiality provision and provides for mutual indemnification for certain breaches. The Agreement may be terminated by either party for any reason upon 30 days prior written notice (the “Notice”). If the Agreement is terminated by us, Cor is entitled to retain the Monthly Cash Fee paid to Cor after the Notice but prior to the effective date of termination unless such termination is due to Cor’s negligence, gross misconduct or breach of its representations, warranties and a material provision set forth in the Agreement. Further, if we terminate the Agreement for any reason, Cor is required to return to us a proportionate amount of the Compensation Shares based upon the number of days of the one-year term that the Agreement was in effect prior to termination.

Effective October 28, 2014, 2014, we entered into a consulting agreement with OTC Media, LLC (the “Consultant”) pursuant to which the Consultant provides us with investor and public relations services. The services may include public relations and direct mail campaigns. In connection therewith, we pay the Consultant a service fee equal to 20% of the cost of the campaigns together with reimbursement for the cost of the campaigns. In November 2014, Consultant conducted a campaign on our behalf at a cost of $100,000 and received a $20,000 service fee. The Consulting Agreement is in effect until December 31, 2015 and is subject to renewal. We have agreed to indemnify the Consultant and hold it harmless against any losses, claims, liabilities and expenses it may suffer arising from any information contained in our SEC filings and press releases which is relied upon by Consultant in the performance of the services and which proves to contain an untrue statement of a material fact or omits to state any material fact necessary to make the statements made therein, in light of the circumstances in which they were made, not misleading.

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

EVENTURE INTERACTIVE, INC.

November 19, 2014	By:	/s/ Gannon Giguiere
Gannon Giguiere, Chief Executive Officer

EVENTURE INTERACTIVE, INC.

November 19, 2014	By:	/s/ Michael D. Rountree
Michael D. Rountree, Chief Financial Officer

