Form 10-K
period 2014-12-31
Eventure Interactive, Inc.
filed 2015-04-14
CIK 1509351

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Year Ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2014, there were 24,332,098 shares of the registrant's common stock, par value $0.001, issued and outstanding. Of these, 7,250,848 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates on June 30, 2014 was $15,589,323 based on the closing price of $2.15 for the registrant’s common stock on June 30, 2014.

As of April 1, 2015, there were 61,466,431 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

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

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to successfully engage in the social media business;

•	Our ability to successfully develop and grow our business;

•	The intensity of competition in the social media industry;

•	Our ability to raise additional capital if, as, and when needed on acceptable terms;

•	General economic conditions that affect our industry or the global environment in which we operate;

•	Our ability to successfully attract and retain management and other key employees;

•	Our ability to achieve market acceptance of our products;

•	Our dependence on our intellectual property and our ability to protect our proprietary rights and operate our business without conflicting with the rights of others;

•	Our expectations and estimates concerning our future operating and financial performance;

•	Our ability to enter into collaboration agreements with third parties; and

•	The impact of competition, regulatory requirements and technological change on our business.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	General economic and business conditions;

•	Substantial doubt about our ability to continue as a going concern;

•	We may need to raise additional funds in the future which may not be available on acceptable terms or at all;

•	If we are unable to successfully recruit and retain qualified personnel, we may not be able to continue our operations;

•	We may not be able to successfully implement our business plan;

•	If we are unable to successfully acquire, develop or commercialize new products, our operating results will suffer;

•	We have the ability to issue additional shares of our common stock and shares of our preferred stock without stockholder approval, which could cause your ownership interests and voting rights to be diluted;

•	Our expenditures may not result in commercially successful products;

•	Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products; and

•	Other factors discussed under the section entitled “Risk Factors”.

These risks may cause our company’s or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On November 21, 2012, we entered into and closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Local Event Media, Inc., our former wholly owned Nevada subsidiary, and Gannon Giguiere and Alan Johnson (collectively the “Sellers”) under which the Sellers sold to us assets (the “Social Communication Assets”) intended to enable us to engage in the social media business. The Social Communication Assets consist of a software platform with millions of lines of code authored in various languages including, but not limited to HTML, Java, Python and SQL. The software platform operates at multiple levels from a back-end, middle-ware and front-end, all which have been compiled into a fully functional web based application. The software has been and will continue to be written locally by various software developers, committed to a storage vault and then compiled into a functional application, which is then served on rented servers or what is currently referred to as a cloud server farm.

Effective July 29, 2014 we dissolved Local Event Media, Inc. Prior to dissolution, Local Event Media, Inc. transferred all of its assets and liabilities to us.

On April 8, 2015, we filed a Certificate of Designation with the Nevada Secretary of State to create a series of preferred stock designated Series A Super-Voting Preferred Stock (the “Series A Preferred Stock”) consisting of 1,000,000 shares. Holders of shares of Series A Preferred Stock are entitled to cast the equivalent of 1,000 common votes per share. The holders of record of the shares of Series A Preferred Stock, exclusively and as a separate class, shall be entitled to elect two directors of the Company and the holders of record of the shares of common stock, exclusively and as a separate class, shall be entitled to elect one director of the Company. At any time when shares of Series A Preferred Stock shares are outstanding, the Company may not, either directly or indirectly by amendment, merger, consolidation or otherwise, do any of the following without (in addition to any other vote required by law or our Articles of Incorporation) the written consent or affirmative vote of the holders of at least fifty percent (50%) of the then outstanding shares of Series A Preferred Stock, given in writing or by vote at a meeting, consenting or voting (as the case may be) separately as a class, and any such act or transaction entered into without such consent or vote shall be null and void ab initio, and of no force or effect:

•	liquidate, dissolve or wind-up the business and affairs of the Company, effect any merger or consolidation or any other similar event, or consent to any of the foregoing;

•	amend, alter or repeal any provision of the Articles of Incorporation or Bylaws of the Company in a manner that adversely affects the powers, preferences or rights of the Series A Preferred Stock;

•	create, or hold capital stock in, any subsidiary that is not wholly owned (either directly or through one or more other subsidiaries) by the Company, or sell, transfer or otherwise dispose of any capital stock of any direct or indirect subsidiary of the Company, or permit any direct or indirect subsidiary to sell, lease, transfer, exclusively license or otherwise dispose (in a single transaction or series of related transactions) of all or substantially all of the assets of such subsidiary; or

•	increase or decrease the authorized number of directors constituting the Company’s board of directors.

The shares of Series A Preferred Stock are not redeemable. Any of the rights, powers, preferences and other terms of the Series A Preferred Stock set forth in the Certificate of Designation may be waived on behalf of all holders of Series A Preferred Stock by the affirmative written consent or vote of the holders of at least fifty (50%) of the shares of Series A Preferred Stock then outstanding. Except for the aforementioned voting rights, there are no other rights, privileges, or preferences attendant or relating to in any way the Class A Preferred Stock, including by way of illustration but not limitation, those concerning dividend, ranking, conversion, other redemption, participation, or anti-dilution rights or preferences. No shares of Series A Preferred Stock are presently issued and outstanding, but it is expected that shares of Series A Preferred Stock will be issued to one or more members of current management in the future to better enable them to maintain their existing voting control.

Business Overview and Strategy

Since November 21, 2012, we have engaged in the social communications business. We are a social application development company that is capturing everyday events and turning them into meaningful memories to be scrapbooked, organized, and referenced forever (automatically). Every day, millions of people are forced to use multiple applications to plan, invite, navigate, capture, organize and share their social and business events. Without organization and a simple retrieval system, sharing and recalling their memories are often difficult, and many times non-existent. In addition, currently used techniques of memory sharing are person-to-person as opposed to people-to-event, so many captured memories never end up being socially shared on an optimum basis. Most of the currently available apps are disjointed which results in a scattered experience for the user. It is not uncommon for a person to have several thousand photos on his camera roll and also replicated on his hard drive; have to toggle between multiple calendars and invite applications; and have to spend endless hours organizing and attaching photos and videos; just so he can share the memories captured from an event. Thus, there is not a simple, one-stop solution that detects relevancy of a group conversation, syncs with device applications and allows for access / review of activities.

Our technically unique, yet simple-to-use, patented mobile-to-web technology platform provides users with a single application that addresses these inefficiencies in the social marketplace by enabling captured memories to be centrally stored and effortlessly shared among event attendees in a secure, real-time, mobile ad-hoc network. “Eventure Everywhere” is keystone to our business offerings and our strategy to maximize the experience of each event with rich features to successfully schedule, capture, scrapbook (store); and share one’s life and events in a meaningful way. Eventure Everywhere includes: “Anonymous Messaging,” “Event Genius,” “Wish I was There,” “I’ll Be There,” “Intelligent Pursing” and device learning. Combined, they are core viral adoption drivers of our solution into various target markets.

During 2015, we intend to continue to develop and commercialize our social media business. This may require us to raise additional funds to support our future growth plans.

We represent a speculative investment. Investors may lose some or all of their investment in us. We have incurred losses since our inception resulting in an accumulated deficit of $27,734,925 as of December 31, 2014 and further losses are anticipated in the near term in connection with the further development of our business. Our independent registered public accounting firm issued a report in connection with their December 31, 2014 audit that included an explanatory paragraph referring to our recurring net losses and accumulated deficit and expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, attain operating efficiencies, reduce expenditures and ultimately to general revenues.

Asset Purchase Agreement

In conjunction with the November 21, 2012 Asset Purchase Agreement and in consideration of the purchase of the Social Communications Assets, we issued an aggregate of 14,582,500 shares of our restricted common stock to Messrs. Giguiere and Johnson and their assigns. In conjunction with the closing under the Asset Purchase Agreement, we closed on the sale of 200,000 shares of our common stock at a price of $0.50 per share or an aggregate of $100,000 pursuant to a private offering in which we were offering a minimum of 200,000 shares of common stock ($100,000) and a maximum of 2,000,000 shares of common stock ($1,000,000).

We also took the following actions:

•	We transferred all of our pre-Asset Purchase Agreement assets, excluding the private placement offering proceeds, and all of our pre-Asset Purchase Agreement liabilities, to a newly formed wholly owned subsidiary, Charlie GPS Split Corp. (“Split-Off Subsidiary”) and in connection therewith transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to our pre-Asset Purchase Agreement principal stockholder in exchange for the surrender and cancellation of 8,000,000 shares of our common stock owned by such stockholder.

•	On November 19, 2012, our board of directors and persons holding a majority of our outstanding common stock adopted a Two Million Five Hundred Thousand (2,500,000) share Equity Incentive Plan for future issuances, at the discretion of our board of directors, of awards to officers, key employees, consultants and directors. On July 1, 2013 our board of directors and persons holding a majority of our outstanding shares authorized an increase in the number of shares issuable under the 2012 Equity Incentive Plan to Seven Million Five Hundred Thousand (7,500,000).

•	Effective at closing, our pre-Asset Purchase Agreement officers and directors resigned and we appointed new executive officers and two directors to fill the vacancies created by the resignations. In connection therewith we appointed Gannon Giguiere as our Chairman, Chief Executive Officer and Secretary and appointed Alan Johnson as our President and as a Director. Gannon Giguiere resigned as our Chief Executive Officer effective April 8, 2015 at which time Jason Harvey was appointed as our Chief Executive Officer.

•	Effective at closing, we executed 24 month lock-up agreements with all post-closing officers and directors and all stockholders holding ten percent or more of our common stock. On March 10, 2014 we terminated the lock-up agreements.

•	Effective at closing, we entered into Employment Agreements with Gannon Giguiere and Alan Johnson.

•	Effective at closing, we entered into Indemnification Agreements with Gannon Giguiere and Alan Johnson under which we agreed to indemnify Messrs. Giguiere and Johnson and to provide for advancement of expenses under certain circumstances to the fullest extent permitted by applicable law.

•	We adopted a Code of Ethics applicable to our principal officers.

Our Current Business

Since November 12, 2012, we have been engaged in the social communications business, with a specific focus on socializing the invitation, calendar, photo / video sharing and local event memory experience. Leveraging a robust technology created to test and evaluate gaps in the social networking landscape, we are currently extending our technical depth and product features, while pursuing a proven, integrated promotional strategy targeting the largest social networks (e.g. Facebook, LinkedIn and Google) as “beach-head” traffic sources. Our unique feature set is focused on simplicity by combining six commonly used applications into one device agnostic application which has been developed using the latest in mobile-to-web technologies.

Every month, millions of events are held and billions of photos and videos are taken. Very few of these memories are being effectively organized in a meaningful way. Our goal is to solve this problem and address this massive market opportunity with an easy to use, highly social service solution that can be monetized quickly.

Our platform was developed as a device-to-device collaboration utility. Its primary function is to collect, rank/organize and collage "event" data. The platform is delivered in two formats: (i) a consumer social utility; and (ii) a Software-as-a-Service (“SaaS”).

Our platform was initially launched under the beta domain www.yettoknow.com to: (i) evaluate gaps in the consumer social networking landscape; and (ii) stress-test the data collaboration, ranking and presentation technology for SaaS opportunities. Registered users peaked at 1 million in the United States, India, China and U.K., 21 million business listings were aggregated, 30+ million informational pieces were sourced, 5+ million active discussions took place among members and 900+ creative templates were put into circulation. When coupled with the benchmarking scores achieved by us, we believe that our platform is one of the most efficient online peer-to-peer data accumulation applications in the market.

Our simple, yet elegant, web-to-mobile application enables individuals to easily create, capture, and organize life's memories. From the most basic lunch between friends, to the most elaborate star-studded gala, Eventure allows everyone to chip in during the planning of an event, easily check-in when you arrive at the event, capture and stream pictures and video during the event, and then scrapboard the collage of activity after it is all done.

Our principal products are:

•	Mobile application for Android-based smartphones and mobile devices;

•	Mobile application for iOS-based smartphones and mobile devices; and

•	Website – www.eventure.com, which, together with the above, collectively form the Eventure Service.

The Eventure Service simplifies how people actually organize a gathering and share information amongst themselves, by simply “listening” and “presenting” our features that are most applicable to their planning, attending and sharing needs. Our platform streamlines the need for multiple applications to find, plan, invite, navigate, capture, organize and share events into a single, simple application.

Our core platform includes:

•	Invitation and cards libraries – Thousands of creative pieces allowing for the creation of invitations to/from events, and transmission of those invitations via email, SMS, or direct mail, and the browsing of future events that friends are attending (and opt-in) to get invited to join via private groupings;

•	Native calendar – Marks the event date, time, and location. Provides enhanced RSVP management, offers organizational list generation, and gives intuitive reminders to attendees;

•	Local events database – Comprised of over 7 million event and activities listings; over 21 million venue listings; over 10 million interests; and over 30 million information pieces;

•	“Eventure Everywhere” functionality – Mobile responsiveness, securely across any mobile platform that enables a passive auto-check-in capability built on a technique called “geo-fencing”, which allows participants of events to form a private peer-to-peer network for the purpose of capturing pictures, videos, and messaging (which is the core of our Patent – US Patent No. 8,769,610) – all of which is streamed to a scrapboard and tied to each specific event for long-term memory sharing, retrieval, and storage.

Feature highlights of the platform include:

•	Instant, smart communications platform that allow users to tap into our rich features through text messaging;

•	A robust social calendar and rich creative library to create fun and stylized invites for events;

•	Secure and private “group forming” whereby a user has ultimate control of what photos, videos and messages may be shared with whom and when; and

•	Targeted recommendations of local ideas to users based on behaviors, habits, and interests.

On August 12, 2014, we acquired the business operations, including the assets, of Gift Ya Now, an electronic gift card platform created by Vinay Jatwani, who joined us in a consulting capacity in conjunction therewith. Gift Ya Now has more than 450 retailers and restaurants on its platform which enables consumers to quickly and easily find, purchase and send electronic gift cards from leading brands. The assets of Gift Ya Now are comprised of software code base, original design / creative elements, domain name and strategic relationships. We intend to integrate Gift Ya Now into the Eventure Service as well as maintaining Gift Ya Now as a standalone brand. Mr. Jatwani will be working with us with respect to such integration and the launch of Gift Ya Now as part of our product offerings. We continue to work through partnership relationships and core integration into our Website, Android and iOS applications.

In the course of the evolution of our products and services, we anticipate receiving revenues from the following sources:

•	Digital Invitation Sales
•	Event Ticket Sales
•	Gift Card Sales
•	Sponsored Content
•	Targeted Listings
•	Promotional Offers
•	Media Cloud Storage
•	Ad Suppression Subscriptions
•	Data licensing

We expect to achieve operating revenue in or about the second quarter of 2016. Digital Invitation Sales, Event Ticket Sales and Gift Card Sales are expected to represent approximately 75% of revenue during the first 24 months following our achievement of revenues. Subsequently, we expect that the advertising components of the Eventure Service will begin taking shape and start representing a significant percentage of our overall revenue base.

Domain Name Acquisition

On December 28, 2012, we entered into a Domain Name Purchase and Assignment Agreement pursuant to which we acquired the internet domain name “eventure.com” for $60,000 and 25,000 shares of our common stock. We subsequently launched our social calendar application on this website.

Market

Our target market is the ever-growing social media consumer user market, which according to a 2013 study by ComputerWorld, is estimated to be 1.6 Billion users (representing 27.3% of the world’s population), and projected to grow to 2.33 billion users by 2017 (representing 31.3% of the world’s population).

We are pursuing a proven distribution model that allowed us to grow to over 1 million users during our alpha test-phase by leveraging our CEO/Co-Founder’s 20+ years of experience in online traffic generation with the large search engines that include Google, Bing, Yahoo, as well as leading social networks such as Facebook, Linkedin and Twitter, all which are intended to drive mainstream adoption and long-term sustainable growth. Additionally, we intend to pursue initial user adoption by tapping into our Chief Corporate Development Officer / Co-Founder’s network of global celebrities and socialites to create awareness, generate buzz, and drive viral expansion.

We have recently created an internal “Labs Team” comprised of senior technical advisors and senior employees to further foster and commercialize technologies to further support our focus in streamlining in-event communications and make local events smarter.

The social applications market continues to grow with successful companies establishing focused services. For example, Facebook brought a person's "friends" in view, Pinterest socialized a browser's bookmarking feature and Waze socialized the GPS. Vintage social networking consists of Facebook, Twitter, WordPress, Imgur, Instagram, Foursquare, LinkedIn, Pinterest, YouTube, Reddit, Skype and Tumblr. Our goal is to improve upon many of these applications fundamental functions, and take the market’s mainstream utilization methods of person-to-person content sharing and turn them into a people-to-event content methodology. We provide for our features to be presented to our users in a smart and effective manner and attempt to bring ordinary event creation to life by tying in text messaging.

Competition

The market for social media applications is large and growing. According to various media venues, it is speculated that nearly one in four people around the world are using social technologies. The largest social media networks in the world, measured by active users, as of June 30, 2014 were Facebook (1.3bn), Chinese social network QZone (644mn), Google+ (343mn), LinkedIn (300mn), and Twitter (255mn). This market is extremely competitive and characterized by well-funded existing players, high capital inflows, and rapidly changing technologies. In addition to competitive and technological challenges, participants in the social media industry must remain flexible enough to accommodate changes in consumer preferences and tastes.

We have identified our core competitors as being WhatsApp, SnapChat, Instagram, Ansa and Yeti. These companies have significantly greater operating histories and financial and human resources than we do. The combination of the challenges of changing consumer preferences and technological advancements, and heavy investment flow to the industry have caused high levels of acquisition activity in the space. We note that in many cases, the valuation metrics appear to be based on user growth and engagement, of which we are focused on while we bring our product offerings into the market. To become and remain competitive, we will need to consistently grow our user base, innovate with new technological breakthroughs and improve our capital base for investment in various aspects of our business.

Employees

As of March 1, 2015, we had 13 employees, including 4 operational / marketing employees (which includes our executive officers) and 9 technical service employees. We were also utilizing the services of 40 outside contractors including 33 design contractors. We consider our relationship with our employees to be good.

Intellectual Property

On July 1, 2014, the US Patent and Trademark Office granted a patent (Patent No. 8769610) to Gannon Giguiere, Alan Johnson and Timothy Lyons (collectively, the “Assignors”) in furtherance of a patent application filed by the Assignors on October 31, 2013 for an invention (the “Invention”) titled “Distance Modified Security and Content Sharing.” By assignment dated October 31, 2013, the Assignors assigned their respective rights under the patent to us. The patent is focused on protecting systems and methods for sharing resources in ad-hoc, peer-to-peer networks. Among other things, such systems and methods allow users attending a concert, ball game or other event to share content with each other based on their geographic or social proximity, while maintaining various levels of control over the content that is being shared. From a broader perspective, the technology facilitates planning, inviting, attending, capturing and/or scrapboarding of photos and other information. A child application is on file with respect to the Invention. We intend to broaden the scope of coverage further, focusing on additional features, including specifics of security and inheritance.

Government Regulations

Our business as presently conducted is not subject to any unique or industry related governmental regulations.

Loans

During the year ended December 31, 2014 and the three months ended March 31, 2015, we received loans from various persons including, but not limited to, officers, directors, shareholders and third parties. As of March 31, 2015, we had loans outstanding in the aggregate principal amount of $930,158 which includes $175,158 in loans from related parties. Loans in the principal amount of $315,158, including $165,158 in loans from related parties, are presently due and payable. Except as provided below, we are paying interest at the rate of 1% per annum on each of the outstanding loans. See “Transactions With Related Persons, Promoters and Certain Control Persons and Corporate Governance” and “Risk Factors.”

On December 15, 2014, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC (“LG”) pursuant to which LG purchased an 8% redeemable, convertible note (the “LG Note”) from us in the principal amount of $110,000 due December 15, 2015. The LG Note was subject to an original issue discount resulting in a purchase price of $95,000. The LG Note is convertible by LG, at its option, any time after 180 days from the date of issuance at a conversion price equal to 62% of the lowest closing bid price for our common stock for the twenty trading days prior to the date upon which LG provides us with a notice of conversion. The LG Note may be prepaid by us any time within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 145% for a prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 day period is 121%, for the 61-90 day period is 127%, for the 91-120 day period is 133%, and for the 121-150 day period is 139%. The Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

On December 15, 2014, JMJ Financial (“JMJ”), a Nevada sole proprietorship, purchased a redeemable, convertible note (the “JMJ Note”) from us in the principal amount of $55,555 due December 15, 2016. The JMJ Note was subject to an original issue discount resulting in a purchase price of $50,000. The JMJ Note, including accrued interest due thereon, is convertible by JMJ, at its option, any time after 180 days from the date of issuance at a conversion price equal to the lesser of $0.16 or 60% of the average of the two lowest trading prices during the twenty trading days prior to conversion. The JMJ Note may be prepaid by us any time within 120 days from the date of issuance without payment of interest. If we do not prepay the JMJ Note within such 120 day period, a one-time interest charge of 12% will be applied to the principal amount. The JMJ Note becomes immediately due and payable upon certain events of default and subjects us to significant default penalties. JMJ may provide us with additional loans on the same terms pursuant to which JMJ would receive notes which, together with the JMJ Note, aggregate to $250,000. The JMJ Note was amended on January 16, 2015 to, among other things, remove a provision which had provided that if, at any time while the Note is outstanding, we issued securities on more favorable terms than those contained in the Note, JMJ had the option to include the more favorable terms in the JMJ Note.

On December 19, 2014, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc. (“KBM”) pursuant to which KBM purchased an 8% redeemable convertible note from us in the principal amount of $64,000 due September 19, 2015 (the “First Note”). The First Note is convertible by KBM at its option any time after 180 days from issuance at a conversion price equal to 58% of the average of the lowest three trading prices for our common stock during the ten trading day period prior to the date on which KBM provides us with a conversion notice. The First Note may be prepaid by us any time within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 140% for prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 day period is 120%, for the 61-90 day period is 125%, for the 91-120 day period is 130% and for the 121-150 day period is 135%. The First Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties. On January 29, 2015, we entered into a second Securities Purchase Agreement with KBM pursuant to which KBM purchased an 8% redeemable convertible note from us in the principal amount of $48,000 due November 2, 2015 (the “Second Note”). All of the other material terms of the Second Note are identical to the terms of the First Note.

On January 6, 2015, we entered into a Securities Purchase Agreement (“SPA”) with FireRock Global Opportunities Fund L.P., a Delaware limited partnership (“FireRock”), pursuant to which we issued and sold to FireRock a convertible promissory note, dated January 6, 2015, in the principal amount of $137,500 (the “Initial Note”). The Initial Note was subject to an original issue discount resulting in our receipt of $125,000 in proceeds. In connection with the SPA, we also issued to FireRock 250,000 shares of our restricted common stock and a five-year warrant (the “Warrant”), dated January 6, 2015, to purchase 500,000 shares (the “Warrant Shares”) of our common stock at an exercise price of $0.50 per share. The Initial Note and Second Note, as hereinafter defined, are hereinafter referred to collectively as the Notes. FireRock has agreed to purchase a second convertible promissory note from us in the principal amount of $137,500 (the “Second Note”) three business days following the effective date of the Registration Statement. The Second Note will be identical, in all material respects, to the Initial Note. The Second Note is also subject to an original issue discount and will result in our receipt of $125,000 in additional proceeds. The Notes have six month terms and provide for payment of interest on the principal amount at maturity at the rate of 1% per annum.

On January 23, 2015, we entered into a Note Purchase Agreement with Tangiers Investment Group, LLC (“Tangiers”) pursuant to which Tangiers purchased a one-year 10% Convertible Promissory Note from us in the principal amount of $55,000 (the “Tangiers Note”). The Tangiers Note was subject to an original issue discount resulting in a purchase price of $50,000. The Tangiers Note, including accrued interest due thereon, is convertible by Tangiers, at its option, any time after 180 days from the date of issuance at a conversion price equal to 52% of the lowest trading price for our common stock during the twenty trading days prior to conversion. The conversion price will be further reduced by 10% if we are placed on “chill” status with DTC until such “chill” is remedied and will be reduced by 5% if we are not DWAC eligible. The Tangiers Note may be prepaid by us within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 145% for a prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 day period is 121%, for the 61-90 day period is 127%, for the 91-120 day period is 133%, and for the 121-150 day period is 139%. The Tangiers Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties. By mutual agreement, Tangiers may provide us with additional funding on the same terms up to an aggregate principal amount of $330,000 during the 9-month period which commenced on January 23, 2015.

On January 23, 2015, we entered into a Securities Purchase Agreement with Adar Bays, LLC (“Adar”) pursuant to which Adar purchased an 8% redeemable, convertible promissory note (the “Adar Note”) from us in the principal amount of $44,000 due January 23, 2016.The Adar Note was subject to an original issue discount resulting in a purchase price of $40,000. The Adar Note, including accrued interest due thereon, is convertible by Adar, at its option, any time after 180 days from the date of issuance at a conversion price equal to 62% of the lowest closing bid price for our common stock during the twenty trading days prior to conversion. In the event that our common stock becomes subject to a DTC “chill”, the conversion price formula will be reduced from 62% to 52% while the “chill” remains in effect. The Adar Note may be prepaid by us within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 145% for a prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 day period is 121%, for the 61-90 day period is 127%, for the 91-120 day period is 133% and for the 121-150 day period is 139%. The Adar Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

On March 3, 2015, we entered into a Securities Purchase Agreement with Union Capital, LLC (“Union”) pursuant to which Union purchased an 8% redeemable, convertible note (the “Union Note”) from us in the principal amount of $44,000 due March 3, 2016. The Union Note was subject to an original issue discount resulting in a purchase price of $40,000. The Union Note is convertible by Union, at its option, any time after 180 days from the date of issuance at a conversion price equal to 62% of the lowest closing bid price for our common stock for the twenty trading days prior to the date upon which Union provides us with a notice of conversion. The Union Note may be prepaid by us any time within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 145% for a prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 day period is 121%, for the 61-90 day period is 127%, for the 91-120 day period is 133%, and for the 121-150 day period is 139%. The Union Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

On March 18, 2015, we entered into a Convertible Note Purchase Agreement with River North Equity, LLC (“River North”) an Illinois limited liability corporation, pursuant to which River North purchased a 9% Convertible Note (the “River North Note”) from us in the principal amount of $52,500. The River North Note was subject to an original issue discount resulting in our receipt of $47,250 in proceeds. The River North Note is convertible by River North, at its option, any time after 180 days from issuance at a conversion price equal to 60% of the lowest trading price for our common stock during the twenty trading days prior to the date on which River North provides us with a conversion notice. The conversion price formula will be reduced from 60% to 50% if we are not DWAC eligible. The River North Note contains a right of first refusal in favor of River North with regard to certain future borrowings by us for the term of the River North Note. The River North Note may be prepaid by us any time prior to our receipt of a conversion notice from River North in an amount equal to 105% multiplied by the sum of the then outstanding principal amount of the River North Note plus (i) accrued and unpaid interest due on the principal amount; and (ii) default interest and penalty payments, if any, due on the River North Note at the time of prepayment. The River North Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

On April 8, 2015, we entered into a Securities Purchase Agreement with Vires Group, Inc. (“VGI”), a New York Corporation, pursuant to which VGI purchased a 12% redeemable, convertible note (the “VGI Note”) from us in the principal amount of $38,000 due December 26, 2015. The VGI Note is convertible by VGI, at its option, any time after 180 days from issuance at a conversion price equal to 50% of the average of the three lowest trading prices for our common stock during the twenty-day trading period prior to the date on which VGI provides us with a conversion notice. The VGI Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

Effective February 2, 2015, $64,050 in principal and $279 in interest due thereon with respect to the loan made by Gannon Giguiere to us on November 10, 2014, $67,500 in principal and $124 in interest due thereon with respect to the loan made by Gannon Giguiere to us on November 28, 2014, $15,000 in principal and $21 in interest due thereon with respect to the loan made by Gannon Giguiere to us on December 15, 2014, and $14,000 in principal and $7 in interest due thereon with respect to the loan made by Gannon Giguiere to us on January 15, 2015, or an aggregate of $160,981 was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 2,299,729 shares of common stock to Mr. Giguiere. Piggyback registration rights apply to these shares.

Effective February 2, 2015, $150,000 in principal and $777 in interest due thereon with respect to the loan made by Alan Johnson to us on July 29, 2014, and $9,842 in principal and $362 in interest due thereon with respect to the loan made by Alan Johnson to us on September 24, 2014, or an aggregate of $160,981 was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 2,299,729 shares of common stock to Mr. Johnson. Piggyback registration rights apply to these shares.

Effective February 2, 2015, $15,000 in principal and $63 in interest due thereon with respect to the loan made by Michael Rountree to us on September 30, 2014, and $25,000 in principal and $80 in interest due thereon with respect to the loan made by Michael Rountree to us on October 9, 2014, or an aggregate of $40,143 was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 573,471 shares of common stock to Mr. Rountree. Piggyback registration rights apply to these shares.

Aladdin Equity Purchase Agreement

On November 25, 2014, we entered into an Equity Purchase Agreement and a Registration Rights Agreement with Aladdin Trading, LLC (“Aladdin”) in order to establish a new source of funding for us. Under the Equity Purchase Agreement, Aladdin agreed to provide us with up to $5,000,000 of funding upon effectiveness of a registration statement on Form S-1. The registration statement was declared effective on January 28, 2015. Since the effectiveness of the registration statement, we have been able to deliver puts to Aladdin under the Equity Purchase Agreement under which Aladdin is obligated to purchase shares of our common stock based on the investment amount specified in each put notice, which investment amount may be any amount up to $5,000,000 less the investment amount received by us from all prior puts, if any. Puts may be delivered by us to Aladdin until the earlier of December 31, 2015 or the date on which Aladdin has purchased an aggregate of $5,000,000 of put shares. The number of shares of our common stock that Aladdin will purchase pursuant to each put notice (“Put Shares”) is determined by dividing the investment amount specified in the put by the purchase price. The purchase price per share of common stock is set at fifty (50%) of the Market Price for our common stock with Market Price being defined as the volume weighted average trading price for our common stock during the three consecutive trading days immediately following the date of our put notice to Aladdin (the “Pricing Period”). There is no minimum amount that we can put to Aladdin at any one time. On the put notice date, we are required to deliver put shares (“Estimated Put Shares”) to Aladdin in an amount determined by dividing the closing price on the trading day immediately preceding the put notice date multiplied by 50% and Aladdin is required to simultaneously deliver to us the investment amount indicated on the put notice. At the end of the Pricing Period, when the purchase price is established and the number of Put Shares for a particular put is determined, Aladdin must return to us any excess Put Shares provided as Estimated Put Shares or alternatively we must deliver to Aladdin any additional Put Shares required to cover the shortfall between the amount of Estimated Put Shares and the amount of Put Shares. At the end of the pricing period we must also return to Aladdin any excess related to the investment amount previously delivered to us. Pursuant to the Equity Purchase Agreement, Aladdin and its affiliates will not be issued shares of our common stock that would result in Aladdin’s beneficial ownership equaling more than 9.99% of our outstanding common stock. Pursuant to the Registration Rights Agreement, we registered 20,000,000 shares of our common stock for issuance to and sale by Aladdin pursuant to the Equity Purchase Agreement.

On February 2, 2015, we delivered a put notice to Aladdin for an investment amount of $75,000. This resulted in our issuance of 1,153,847 shares to Aladdin. On February 20, 2015, we delivered a second put notice to Aladdin for an investment amount of $100,000. This resulted in our issuance of 1,538,462 shares to Aladdin, 198,877 of which were required to be returned to us for cancellation resulting in a net issuance of 1,339,585 shares to Aladdin as the 1,538,462 share issuance represented an estimate as to the number of shares covered by the put. Aladdin owes us $25,000 from the second put. On March 10, 2015, we delivered a third put notice to Aladdin for an investment amount of $100,000. This resulted in our issuance of 2,352,942 shares to Aladdin. Based upon the price of our common stock for the third put valuation period we were required to issue an additional 58,322 shares to Aladdin resulting in a net issuance of 2,411,265 shares pursuant to the third put. We have deducted 58,323 shares from the share amount required to be returned to us from the second put and are now entitled to the return of 140,554 shares from the second put share issuance. Aladdin owes us $100,000 from the third put. Unless the price of our common stock increases substantially, we will not have access to the full commitment amount under the Equity Purchase Agreement.

Kodiak Equity Purchase Agreement

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

The Registration Statement was declared effective on October 21, 2014. Effective October 22, 2014, we provided an amended Put Notice to Kodiak for an investment amount of $300,000. The lowest daily VWAP for our common stock during the pricing period which ended on October 29, 2014 was $0.42038 per share resulting in a Purchase Price of $0.336304 per share. Based thereon, the number of Put Shares issued to Kodiak under the Put was 892,050. The excess Estimated Put Shares (1,407,950 shares) delivered to Kodiak were returned to the Company’s transfer agent and subsequently cancelled. On November 13, 2014 we terminated the Equity Purchase Agreement.

Consulting and Similar Agreements and Arrangements

Effective March 10, 2014, we entered into an 18-month Consulting Agreement with Harrison Group, Inc. (“Harrison”) pursuant to which Harrison (i) manages and communicates our corporate profile within the investment community; (ii) conducts and arranges meetings on our behalf with investment professionals and advise them of our plans, goals and activities; (iii) arranges meetings with other in the investment community; (iv) increases public awareness of our activities; and (v) provides us with general financial and business advice. We have the right to terminate the Consulting Agreement at any time upon 30 days prior written notice. We issued 100,000 shares of our restricted common stock to Harrison pursuant to the Consulting Agreement and are paying Harrison cash fees at the rate of $2,500 per month. The Consulting Agreement also contains confidentiality, non-solicitation and non-compete provisions. On February 2, 2015, we entered into Amendment No. 1 to the Consulting Agreement with Harrison which extended the term of the Consulting Agreement for an additional two years through August 31, 2017. In consideration thereof, we issued 1,500,000 shares of our restricted common stock to Harrison.

On February 7, 2014, we entered into a one-month Service Provider Agreement with Chinese Investors.com, Inc., an Indiana corporation (“CII”). Thereunder, CII provided us with investor and public relations advice and services during the period February 18, 2014 through March 17, 2014. In connection therewith, we paid CII $6,000 and issued to CII 3,884 shares of our restricted common stock valued at $12,000. On March 5, 2014, we entered into a new Service Provider Agreement with CII, effective March 18, 2014 (the “Subsequent Service Provider Agreement”) with a term of one year. Pursuant to the Subsequent Service Provider Agreement, we paid CII $15,000. We also issued an aggregate of 120,000 restricted shares of our common stock to CII, 40,000 of which were issued effective each of March 2014, June 2014, and October 2014. We can cancel the Subsequent Service Provider Agreement by providing CII with 15 days prior written notice but would remain responsible for the payment of the remaining cash and stock fees due thereunder unless such termination is due to an illegal and willful act by CII.

Effective April 23, 2014 we entered into a one-year financial consulting agreement with Monarch Bay Securities, LLC (the “Consultant”) pursuant to which the Consultant provides us with advice with regard to various finance matters including, but not limited to, (i) capitalization matters; (ii) changes in our corporate structure; and (iii) alternative uses of our assets. The consulting agreement is renewable for successive one-year periods unless terminated by either party at least 30 days prior to the end of the term. We issued 100,000 shares of our restricted common stock to the Consultant with respect to the initial one year term.

From August 1, 2014 until November 28, 2014 Jeffrey Zehler served as our Vice President of Mobility. His responsibilities included the leadership and management of our mobile development team. We paid Mr. Zehler a base annual salary of $150,000 and granted to him, on August 1, 2014, 200,000 non-statutory, stock options under our 2012 Equity Incentive Plan. The options were exercisable upon vesting to purchase shares of our common stock at a price of $1.00 per share. The options began vesting and became exercisable starting on September 1, 2014 in monthly increments of 4,166 options for a period of 47 consecutive months with the remaining 4,198 options vesting on August 1, 2018. The options were exercisable on a cashless basis. All of the unvested options were cancelled at the time of his cessation of services on November 28 2014. All of the vested options were exercisable until February 28, 2014 at which time they were cancelled.

On August 12, 2014 we entered into a two-year consulting agreement with Vinay Jatwani, pursuant to which Mr. Jatwani is responsible for identifying, evaluating, developing, and implementing acquisition, partnership and alliance opportunities that support our strategic growth initiatives. The consulting agreement is subject to extension upon mutual agreement of the parties and may be terminated by us upon 30 days prior written notice. Pursuant to the consulting agreement we are paying Mr. Jatwani cash compensation at the rate of $50,000 per annum payable in equal bi-monthly (twice a month) installments. We also issued 175,000 non-statutory stock options to Mr. Jatwani with a ten-year term, which have an exercise price of $1.00 per share. The options vested upon issuance. In connection with the consulting agreement, Mr. Jatwani assigned to us all of the assets he owned related to his electronic gift card platform business operations being conducted through the name Gift Ya Now including, but not limited to, software base code, original design/creative elements, domain name and all strategic business relationships. We expect to incorporate these assets into a separate business line which is intended to utilize the Gift Ya Now name.

Effective November 1, 2014 we entered into a one-year Marketing and Consulting Agreement with CorProminence LLC (“Cor”) a New York limited liability corporation, pursuant to which Cor provides us with shareholder and investor relations services in the form of road shows with the financial community, sponsorship and participation in financial industry trade shows, creation of informational packages for prospective investors, investor relations promotional activities and the production and distribution of executive interviews. In connection with such services, we are paying Cor $10,000 per month, payable monthly in advance (the “Monthly Cash Fee”) and issued to Cor 217,175 shares of our restricted common stock (the “Compensation Shares”). We will be furnishing to Cor all documents and information respecting our company that are reasonably necessary to enable Cor to perform the services. Cor has agreed that it will only use such information and documentation that has been provided to Cor by us or which we will have approved in writing in advance for use by Cor. The agreement contains a standard confidentiality provision and provides for mutual indemnification for certain breaches. The agreement may be terminated by either party for any reason upon 30 days prior written notice (the “Notice”). If the agreement is terminated by us, Cor is entitled to retain the Monthly Cash Fee paid to Cor after the Notice but prior to the effective date of termination unless such termination is due to Cor’s negligence, gross misconduct or breach of its representations, warranties and a material provision set forth in the agreement. Further, if we terminate the aAgreement for any reason, Cor is required to return to us a proportionate amount of the Compensation Shares based upon the number of days of the one-year term that the agreement was in effect prior to termination.

Effective October 28, 2014, 2014, we entered into a consulting agreement with OTC Media, LLC ( “OTC Media”) pursuant to which OTC Media provides us with investor and public relations services. The services may include public relations and direct mail campaigns. In connection therewith, we pay OTC Media a service fee equal to 20% of the cost of the campaigns together with reimbursement for the cost of the campaigns. In November 2014, OTC Media conducted a campaign on our behalf at a cost of $100,000 and received a $20,000 service fee. The consulting agreement is in effect until December 31, 2015 and is subject to renewal. We have agreed to indemnify OTC Media and hold it harmless against any losses, claims, liabilities and expenses it may suffer arising from any information contained in our SEC filings and press releases which is relied upon by OTC Media in the performance of the services and which proves to contain an untrue statement of a material fact or omits to state any material fact necessary to make the statements made therein, in light of the circumstances in which they were made, not misleading.

On February 2, 2015, we entered into a one-year Consulting and Development Agreement with Meridian Computing, Inc. (“MCI”) pursuant to which MCI provides us with services which include (i) software development services; (ii) assisting us with our product requirements, release schedules and client-server dependencies; and (iii) assisting us with our gathering and specification requirements related to mobile architecture and implementation. We are paying MCI for the services at the rate of $19,200 per month or $230,400 on an annualized basis. The annualized fee amount is payable by us in advance. Such cash payment has yet to be made. The agreement contains customary confidentiality and non-solicitation provisions. We can terminate the agreement upon 30 days prior written notice. Upon any such termination, MCI is able to retain the cash fee payment.

On February 2, 2015, we entered into a one-year Consulting Agreement with JV Holdings, LLC (“JV”) pursuant to which JV provides us with investor relations and related services. The agreement is automatically renewable for additional one-year terms unless either party notifies the other of its intention not to renew not less than 30 days prior to the end of the existing term. In the event of a renewal, the parties will re-negotiate the cash and stock fees payable to JV under the agreement. We are required to pay JV a monthly cash fee of $6,000 per month or an aggregate of $72,000 for the initial one-year term, which annualized fee is payable in full, in advance. Such payment has yet to be made. We also issued 350,000 shares of our restricted common stock to JV, as a stock fee. The agreement contains customary confidentiality, indemnification and non-circumvention provisions. The agreement may be terminated by us upon 30 days prior written notice. In such event, JV is entitled to retain the cash and stock fees it has received prior to the date of termination.

On February 2, 2015, we entered into a Consulting Agreement with M1 Capital Advisors LLC (“M1”) pursuant to which M1 is providing us with strategic and corporate consulting services which include (i) the development and refinement of our business plan; (ii) market and competitive research assessment; (iii) preparation of investor presentation materials; (iv) review of product features; and (v) development of marketing strategies and initiatives. The agreement terminates on December 31, 2015. We are required to pay M1 a $110,000 cash fee for the services which is payable in advance. Such cash payment has yet to be made. The agreement is renewable 60 days prior to the end of the term upon mutual agreement of the parties. The agreement contains customary confidentiality and indemnification provisions.

On February 2, 2015, we entered into a one-year Consulting Agreement with Market Pulse Media, Inc. (“MP”) pursuant to which MP provides us with financial and business advice and investor relations services. The agreement is subject to extension upon mutual agreement of the parties. In connection therewith, we issued 1,300,000 shares of our restricted common stock to MP. We can terminate the agreement upon 30 days prior written notice. The agreement contains a covenant not to compete and non-solicitation and indemnification provisions.

Effective January 1, 2013, we engaged Ryan Fuller as our Creative Director at a base annual salary of $80,000 with the right to earn an annual bonus of up to an additional $80,000. In connection therewith, on January 2, 2013 we also issued 100,000 non-statutory stock options to Mr. Fuller under our 2012 Equity Incentive Plan, each option being exercisable at a price of $0.50 per share for a period of ten years from issuance. On February 2, 2015, we issued 50,000 non-statutory options to Mr. Fuller under our 2015 Equity Incentive Plan, each option vesting monthly and ratable over the 36 month period commencing upon issuance and having an exercise price of $0.10 per share.

Effective January 1, 2013, we engaged Timothy Lyons as our Chief Technology Officer. In connection therewith, on January 2, 2013 we issued 300,000 non-statutory stock options to Mr. Lyons under our 2012 Equity Incentive Plan, each option being exercisable at a price of $0.50 per share for a period of ten years from issuance. We are also paying Mr. Lyons $5,000 per month for his services. In March 2014 we issued 200,000 shares of our restricted common stock to Mr. Lyons in further consideration of services rendered. On February 2, 2015, we issued 250,000 non-statutory stock options to Mr. Lyons under our 2015 Equity Incentive Plan, each option vesting monthly and ratably over the 36 month period commencing upon issuance and having an exercise price of $0.10 per share.

Effective August 15, 2013, we entered into an Independent Contractor Agreement which we amended on December 31, 2014 with Jigsaw Partners Inc., (“Jigsaw”) pursuant to which Jigsaw provides us with marketing and other services intended to generate traffic/users to our products and services. Effective December 31, 2013, we amended the agreement. The agreement has a term of two years and may be renewed or extended as mutually agreed by the parties. Pursuant to the agreement, we are paying Jigsaw (i) a cash retainer of $2,500 per month, (ii) bounty payments on the basis of a $0.10 bounty per download/acquisition of new users (defined as application downloads or new user accounts created that logs in and creates two new sessions), (iii) a 10% commission on net new revenues and a 5% commission on net renewal revenues derived from invitation sales (on net new revenues only), cloud storage, ad suppression and other services offered to consumers from time to time deemed to be generated by active use accounts established via the traffic generation efforts of Jigsaw. Net new revenue is defined in the agreement as revenue minus the cost of the service allocated to the exact type of revenue. Net renewal revenue is defined in the agreement as revenue minus the cost of the service allocated to the exact type of revenue. Our obligation to pay net renewal revenue to Jigsaw continues, to the extent applicable, beyond the termination of the agreement. Jigsaw may, in its sole discretion, agree to accept shares of our common stock in lieu of any cash payments due to Jigsaw pursuant to the agreement. The number of shares issuable to Jigsaw will be determined based upon the average closing price for our common stock during the five trading days immediately prior to the date on which we receive notice from Jigsaw as to its intention to accept shares after applying a 10% discount to such average closing price. Alternatively, the number of shares issuable to Jigsaw may be based on the price at which we are offering shares in a private placement taking place at the time we receive notice from Jigsaw to accept shares or in a private placement which closed within thirty days of the date of notice. Pursuant to the amendment, the parties agreed to limit the aggregate maximum number of shares of our common stock which can be issued to Jigsaw under the agreement in lieu of cash payment to 100,000 shares. The services being provided by Jigsaw pursuant to the agreement are being provided by Jigsaw in the capacity of an independent contractor. The agreement also contains a standard confidentiality provision.

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

For the year ended December 31, 2014, we incurred a net loss of $23,381,550. For the year ended December 31, 2013, we incurred a net loss of $3,046,187. At December 31, 2014, we had an accumulated deficit of $27,734,925. We have generated no revenues to date. We plan to increase our expenses associated with the development of our social communications business. There is no assurance we will be able to derive revenues from the development of our social communications business to successfully achieve positive cash flow or that our social communications business will be successful. If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis.

We believe that long-term profitability and growth will depend on our ability to:

•	develop and grow our social communications business; or
•	engage in any alternative business.

Inability to successfully execute on any of the above, among other factors, could have a material adverse effect on our business, financial results or operations.

Because we have a limited operating history, have yet to attain profitable operations and will need additional financing to fund our businesses, there is doubt about our ability to continue as a going concern.

Our consolidated financial statements for the year ended December 31, 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have accumulated a loss to date and have relied on raising funds through private placements and from loans from officers, directors, and third parties. During 2014, we raised $1,575,000 from sales of our common stock and at December 31, 2014 held $2,957 in cash.

As of December 31 2014, we had an accumulated deficit of $27,734,925 and had not generated any revenues. The future of our Company is dependent upon our ability to obtain financing, upon the future success of our business and upon our ability to achieve profitable operations. Our independent registered accounting firm issued a report in connection with their December 31, 2014 audit that included an explanatory paragraph referring to our recurring net losses and accumulated deficit and expressing substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

If we engage in acquisition or expansion activities, we may require additional financing to fund our operations. We will seek such additional funds through private placements of our equity or debt securities or through loans from financial institutions, our officers and directors or our stockholders. There can be no assurance that we will be able to raise additional funds, if needed, on terms acceptable to us. If we do not obtain additional financing, when required, our planned business may fail.

Obtaining additional financing is subject to a number of factors, including investor acceptance of the value of our social communications business. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

To date, our sources of cash have been primarily limited to the sale of our equity securities and loans from executive officers, directors, and third parties. We cannot be certain that additional funding via this means will be available on acceptable terms, if at all. To the extent that we are able to raise additional funds by issuing equity securities, our existing stockholders may experience significant dilution. Any debt financing that we may secure, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, when required, or on acceptable terms, we may have to delay or scale back significantly or discontinue our planned business projects. Inability to obtain these or other sources of capital could have a material adverse effect on our business, financial results or operations.

Certain of our outstanding loans are past due. No assurance can be given that we can pay off such loans should the lenders determine to seek payment on such loans at a time or times when we do not have sufficient cash assets to do so.

$315,158 in principal, together with accrued interest due thereon, of our outstanding loans are presently due and payable, including $165,158 in loan principal due to related parties. Should the lenders seek payment at a time when we do not have sufficient cash assets to make payment and bring enforcement actions against us, this would have a material adverse effect on our business, financial results and operations.

RISKS RELATED TO OUR MANAGEMENT AND CORPORATE GOVERNANCE

We have no independent directors, which poses a significant risk for us from a corporate governance perspective.

Two of our three executive officers, namely Gannon Giguiere, our president and secretary, and Michael Rountree, our chief financial officer and treasurer, also serves as two of our three directors. Alan Johnson, our chief corporate development officer, serves as our other director. Jason Harvey, our chief executive officer, does not serve as a director. Our directors and executive officers are required to make interested party decisions, such as the approval of related party transactions, their level of compensation, and oversight of our accounting function. Our directors and executive officers also exercise control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. We have chosen not to implement various corporate governance measures, the absence of which may cause stockholders to have more limited protections against transactions implemented by our board of directors, conflicts of interest and similar matters. Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may find it difficult to attract senior management in the absence of Directors and Officers Insurance.

We do not presently maintain Directors and Officers Insurance. This may deter or preclude persons from joining our management or cause them to demand additional compensation to join our management.

We will need to increase our size, and may experience difficulties in managing growth.

We are a smaller reporting company with 13 employees as of March 1, 2015. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead to develop our prospective social media businesses and to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. Inability to manage future growth could have a material adverse effect on our business, financial results or operations.

Our officers and directors may engage in business ventures and activities outside of their engagements with us.

Our officers and directors may devote a reasonable amount of time to civic, community or charitable activities and may serve as investors, employees, directors and/or executive officers of other corporations or entities provided that any such other corporation or entity is not a competitor of ours and that their responsibilities with respect thereto do not conflict with or interfere with the faithful performance of their duties to us. Although not expected, this may result in scheduling conflicts for such persons.

The issuance of shares of our Series A Super-Voting Preferred Stock will limit the ability of the holders of shares of our common stock to approve matters subject to the vote of shareholders.

Our Series A Super-Voting Preferred Stock entitles the holders of such shares to 1,000 votes per share on matters in which holders of the Series A Super-Voting Preferred Stock and holders of our common stock vote as a single class. It also gives the holders of such stock the right, as a class, to elect two of our three directors and to approve certain significant transactions including, but not limited to, liquidations, dissolutions, mergers, consolidations, charter amendments and changes in the size of the board. If issued, the majority holders of the Series A Super-Voting Preferred Stock will have the ability to exert control over the matters referenced above and all other matters which are subject to shareholder vote.

RISKS RELATED TO OUR SOCIAL COMMUNICATIONS BUSINESS

Our social communications business is a startup business. No assurance can be given that we can successfully achieve demand for our products and services and achieve profitability.

We started our social communications business upon the November 21, 2012 closing of the Asset Purchase Agreement. There is no certainty that our products and services will achieve market acceptance or that we will achieve profitability. Commercial relationships have to be developed with other market participants to deliver our products and services to market which cannot be guaranteed to be consummated in a timely fashion, if at all.

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

The development and marketing of a social communications business is extremely competitive. In many cases we will compete with entrenched social communications businesses. Competitors range from start-up companies to established companies, most of which have substantially greater financial, technical, marketing and human resource capabilities than we have, as well as established positions in markets and name brand recognition.

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

We may be subject to third-party claims that we require additional patents for our products and we could face costly litigation, which could cause us to pay substantial damages and limit our ability to sell some or all of our products.

Our industry is characterized by a large number of patents, claims of which appear to overlap in many cases. As a result, there is a significant amount of uncertainty regarding the extent of patent protection and infringement. Companies may have pending patent applications (which are can be confidential for up to the first eighteen months following filing) that cover technologies we incorporate in our products. Our products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, our belief that our products do not infringe the technology covered by valid and enforceable patents could be successfully challenged by third parties. As a result, we may be subjected to substantial damages for past infringement or be required to modify our products or stop selling them if it is ultimately determined that our products infringe a third party’s proprietary rights. Due to these factors, there remains a constant risk of intellectual property litigation affecting our business. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain patents or licenses relating to one or more products or services or relating to current or future technologies, and we cannot be assured that we will be able to obtain these patents or licenses or other rights on commercially reasonable terms.

The cost of litigation and the amount of management time associated with infringement cases is significant. Should an infringement case be filed against us, there can be no assurance that these matters would be resolved favorably; that we would continue to be able to research, develop or sell the products in question or other products as a result; or that any legal costs associated with defending such claims or any monetary or other damages assessed against us would not have a material adverse effect on us. Even a successful outcome may take years to achieve and the costs associated with such litigation, in terms of dollars spent and diversion of management time and resources, could seriously harm the our business. Moreover, if a third party claims an intellectual property right to technology that we use, we may be forced to discontinue the use of our platforms as they are currently used, an important research and development program, product, or product line, alter our platforms, products, and processes, pay license fees, pay damages for past infringement or cease certain activities.

If we fail to maintain and protect our intellectual property rights, our competitors could use our technology to develop competing products and our business will suffer.

Our competitive success will be affected in part by our continued ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including our intellectual property that includes technologies that we may license. Our ability to do so will depend on, among other things, complex legal and factual questions. We cannot assure you that our patents will successfully preclude others from using our technology. Our patent applications may lack priority over others’ applications or may not result in the issuance of additional patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented.

In addition to patents, we rely and will rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property and we may not have adequate remedies for the breach. Our trade secrets could become known through other unforeseen means.

Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are competitive with, equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our owned intellectual property rights or design around our proprietary technologies. Furthermore, any efforts to enforce our intellectual property rights could result in disputes and legal proceedings that could be costly and divert attention from our business.

We may need to initiate lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some, if not all, of our intellectual property rights, and thereby impair our ability to compete.

We rely and will continue to rely on patents to protect a large part of our intellectual property. To protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time and divert management’s attention from other business concerns. They would also put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we would prevail in any of these suits or that the damages or other remedies awarded, if any, would be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Any public announcements related to these suits could cause our stock price to decline.

RISKS RELATING TO OUR COMMON STOCK

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

Our officers and directors collectively own a substantial portion of our outstanding common stock, and as long as they do, they may be able to control the outcome of stockholder voting.

Our officers and directors are collectively the beneficial owners of approximately 71.61% of the outstanding shares of our common stock as of the date of this Annual Report. Further, it is expected that we will issue shares of our Series A Super-Voting Preferred Stock in the future to one or more of our present officers and directors to better enable them to maintain their existing voting control. Accordingly, our officers and directors, individually and as a group, may be able to control us and direct our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted. The issuance of shares of our Series A Super-Voting Preferred Stock will limit the ability of the holders of our common stock to approve matters made subject to the vote of shareholders.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 300,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

On April 8, 2015, we created a series of preferred stock designated Series A Super-Voting Preferred Stock consisting of 1,000,000 shares. The issuance of such shares will enable the holders thereof to exert voting control over matters requiring shareholder approval.

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

RISKS RELATED TO OUR EQUITY PURCHASE AGREEMENT WITH ALADDIN TRADING, LLC

Our existing stockholders may experience significant dilution from the sale of our common stock pursuant to the Aladdin Equity Purchase Agreement.

The sale of our common stock to Aladdin in accordance with the Equity Purchase Agreement may have a dilutive impact on our shareholders. As a result, the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put options, the more shares of our common stock we will have to issue to Aladdin in order to exercise a put under the Equity Purchase Agreement. If our stock price decreases, then our existing shareholders would experience greater dilution for any given dollar amount raised through the offering.

The perceived risk of dilution may cause our stockholders to sell their shares, which may cause a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

The issuance of shares pursuant to the Aladdin Equity Purchase Agreement may have a significant dilutive effect.

Depending on the number of shares we issue pursuant to the Aladdin Equity Purchase Agreement, it could have a significant dilutive effect upon our existing shareholders. Although the number of shares that we may issue pursuant to the Equity Purchase Agreement will vary based on our stock price (the higher our stock price, the less shares we have to issue) the information set out below indicates the potential dilutive effect to our shareholders, based on different potential future stock prices, if the full amount of the Equity Purchase Agreement is realized.

Dilution is based upon common stock put to Aladdin and the stock price discounted to Aladdin’s purchase price of 50% of the volume weighted average price (VWAP) during the pricing period. The example below illustrates dilution based upon a $0.10 market price/$0.05 purchase price and other increased/decreased prices (without regard to Aladdin’s 9.99% ownership limit or the number of shares being registered hereunder):

$5,000,000 Put

Stock Price (Aladdin Purchase Price)	Shares Issued	Percentage of Outstanding Shares(1)

$0.125 ($0.0625) +25%	80,000,000	56.6%
$0.10 ($0.05)	100,000,000	61.9%
$0.075 ($0.0375) – 25%	133,333,333	68.4%
$0.05 ($0.025) – 50%	200,000,000	76.5%
$0.025 ($0.0125) – 75%	400,000,000	86.7%

(1)	Based on 61,466,431 shares outstanding as of April 1, 2015.

Aladdin will pay less than the then-prevailing market price of our common stock which could cause the price of our common stock to decline.

Our common stock to be issued under the Aladdin Equity Purchase Agreement will be purchased at a fifty percent (50%) discount or 50% of the VWAP during the three trading days immediately following our notice to Aladdin of our election to exercise our "put" right.

Aladdin has a financial incentive to sell our shares immediately upon receiving the shares to realize the profit between the discounted price and the market price. If Aladdin sells our shares, the price of our common stock may decrease. If our stock price decreases, Aladdin may have a further incentive to sell such shares. Accordingly, the discounted sales price in the Equity Purchase Agreement may cause the price of our common stock to decline.

We registered an aggregate of 20,000,000 shares of common stock issuable under the Aladdin Equity Purchase Agreement. The sale of such shares could depress the market price of our common stock.

We registered an aggregate of 20,000,000 shares of common stock issuable pursuant to the Aladdin Equity Purchase Agreement. The sale of these shares into the public market by Aladdin could depress the market price of our common stock.

We May Not Have Access to the Full Amount under the Equity Purchase Agreement.

On March 16, 2015, the closing price of our common stock was $0.08. At that price we would be able to sell shares to Aladdin under the Equity Purchase Agreement at the discounted price of $0.04. There is no assurance that the market price of our common stock will increase from its current level. At a purchase price of $0.04 we would receive a maximum of $800,000 under the Equity Purchase Agreement. We will not have access to the full commitment under the Equity Purchase Agreement unless the share price of our common stock substantially increases from its current level.

Unless an active trading market develops for our securities, investors may not be able to sell their shares.

We are a reporting company and our common shares are quoted on the OTC Link (OTC.QB Tier) under the symbol “EVTI”. However, there is not currently an active trading market for our common stock and an active trading market may never develop or, if it does develop, may not be maintained. Failure to develop or maintain an active trading market will have a generally negative effect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price and therefore your investment could be a partial or complete loss.

Since our common stock is thinly traded it is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Since our common stock is thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to):

•	the trading volume of our shares;

•	the number of securities analysts, market-makers and brokers following our common stock;

•	new products or services introduced or announced by us or our competitors;

•	actual or anticipated variations in quarterly operating results;

•	conditions or trends in our business industries;

•	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of our common stock and

•	general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such litigation currently pending or threatened against us, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC Link (OTC.QB tier) and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to potential manipulation by market-makers, short-sellers and option traders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our business address is 3420 Bristol Street, Costa Mesa, CA. We utilize approximately 1,500 square feet of office space at such address and pay monthly rent of approximately $10,141. Our lease expires on June 30, 2015.

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

Quarter Ended	High	Low

March 31, 2015	$0.15	$0.03
December 31, 2014	$1.50	$0.10
September 30, 2014	$2.07	$1.31
June 30, 2014	$3.05	$2.00
March 31, 2014	$3.25	$2.55
December 31, 2013	$3.51	$2.75
September 30, 2013	$3.52	$2.90
June 30, 2013	$3.00	$2.15

Quarter Ended	High	Low

March 31, 2013	$2.70	$1.73

As of March 31, 2015, we had 35 shareholders of record for our common stock.

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

On March 5, 2013, we issued 25,000 shares of our common stock in connection with a Corporate Advisory and Investor Relations Agreement.

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

On April 1, 2013, we issued non-statutory stock options under our 2012 Equity Incentive Plan to a consultant to purchase up to 50,000 shares of our common stock. These options are exercisable for a period of ten years at an exercise price of $1.00 per share. During 2013 all 50,000 of these options were cancelled.

During May 2013, we commenced an offering of a maximum of 750,000 shares of our common stock at a price of $1.00 per share. In June 2013 we closed on the sale of 100,000 shares ($100,000). In August 2013 we closed on the sale of 250,000 shares ($250,000).

In October 2013, we sold 125,000 shares ($125,000) of our common stock at a price of $1.00 per share.

During May 2013, we issued non-statutory stock options under our 2012 Equity Incentive Plan to a consultant to purchase up to 5,000 shares of our common stock. These options are exercisable for a period of ten years at an exercise price of $1.00 per share.

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

On January 1, 2014, we issued an aggregate of 177,500 ten-year non-qualified stock options to five consultants/advisors with an exercise price of $1.00 per share under our 2012 Equity Incentive Plan which vest ratably on a monthly basis over a period of three years.

In January 2014, we issued an aggregate of 200,000 shares of our restricted common stock to two persons at a price of $1.00 per share.

On January 28, 2014, we issued an aggregate of 850,000 shares of our restricted common stock to our three executive officers, Gannon Giguiere (300,000 shares), Alan Johnson (300,000 shares) and Michael D. Rountree (250,000 shares).

On February 1, 2014, we issued 25,000 ten-year non-qualified stock options to a consultant/advisor with an exercise price of $1.00 per share under our 2012 Equity Incentive Plan which vest ratably on a monthly basis over a period of three years.

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

In connection with our execution of a March 2014 Service Provider Agreement (the “Service Provider Agreement”) with ChineseInvestors.com, Inc., we issued 40,000 shares of our restricted common stock to ChineseInvestors.com, Inc. We issued an additional 40,000 shares to ChineseInvestors.com, Inc. effective each of June 2014 and October 2014. The shares issued to ChineseInvestors.com pursuant to the Service Provider Agreement contain piggyback registration rights.

On March 1, 2014, we issued an aggregate of 850,000 ten-year non-qualified stock options with an exercise price of $1.00 per share under our 2012 Equity Incentive Plan which vest ratably on a monthly basis over a period of three years to our three executive officers, Gannon Giguiere (300,000 options), Alan Johnson (300,000 options) and Michael Rountree (250,000 options).

In March 2014, we sold an aggregate of 50,000 shares of our restricted common stock to two third parties at a price of $1.00 per share. The shares were issued in April 2014.

On April 30, 2014, we issued ten-year warrants to an Advisory Board Member to purchase 250,000 shares of our common stock at an exercise price of $1.00 per share.

In May 2014, we issued 100,000 shares of our restricted common stock to a consultant pursuant to an April 23, 2014 Consulting Agreement. The shares contain piggyback registration rights.

On May 12, 2014, we issued ten year non-statutory stock options under our 2012 Equity Incentive Plan to three persons to purchase up to an aggregate of 55,000 shares of our common stock at an exercise price of $1.00 per share. The options vest ratably over a period of four years.

On May 19, 2014, we issued ten year non-statutory stock options under our 2012 Equity Incentive Plan to one person to purchase up to 30,000 shares of our common stock at an exercise price of $1.00 per share. The options vest ratably on a monthly basis over a period of four years.

On June 18, 2014, we sold an aggregate of 600,000 units to three persons (the “Purchasers”) at a price of $1.00 per unit or an aggregate of $600,000. Each unit consists of one share of our common stock, par value $0.001 per share, and three common stock purchase warrants. Accordingly, in connection with the sale of 600,000 units, we issued an aggregate of 1,800,000 warrants. Each warrant is exercisable for the purchase of one share of our common stock for a period of eight years from issuance at an exercise price of $1.00 per share. Subject to customary exceptions, the warrants contain weighted average anti-dilution protection which provides for a downward adjustment in the warrant exercise price if, during the term of the warrants, we issue common stock or securities exchangeable or convertible into shares of our common stock at a price below the then exercise price of the warrants. Pursuant to the anti-dilution provision, as of March 31, 2015, the 1,800,000 warrants have become 2,554,609 warrants and the exercise price thereof has been reduced from $1.00 to $0.704609. Piggyback registration rights apply to the shares comprising part of the units and the shares issuable upon exercise of the warrants comprising part of the units.

On June 2, 2014, we issued ten year non-statutory stock options under our 2012 Equity Incentive Plan to two people to purchase up to 60,000 shares of our common stock at an exercise price of $1.00 per share. The options vest ratably over a period of four years.

On June 30, 2014, we issued ten year non-statutory stock options under our 2012 Equity Incentive Plan to one person to purchase up to 100,000 shares of our common stock at an exercise price of $1.00 per share. The options vest ratably over a period of four years.

On July 21, 2014, we issued 50,000 non-statutory stock options under our 2012 Equity incentive Plan with a ten-year term to one person. The options have an exercise price of $1.00 per share and vest ratably over a period of four years.

On August 1, 2014, we issued non-statutory stock options under our 2012 Equity Incentive Plan with a ten year term to one person to purchase up to 200,000 shares of our common stock at an exercise price of $1.00 per share. The options vest ratably over a four year period.

On August 12, 2014, we issued 175,000 non-statutory stock options under our 2012 Equity incentive Plan with a ten-year term to one person. The options have an exercise price of $1.00 per share and vested upon issuance.

In November 2014, we issued 217,175 shares of our restricted common stock to a consultant pursuant to a November 1, 2014 Marketing and Consulting Agreement.

On December 15, 2014, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC (“LG”) pursuant to which LG purchased an 8% redeemable, convertible note from us in the principal amount of $110,000 due December 15, 2015. The note is convertible by LG, at its option, any time after 180 days from the date of issuance at a conversion price equal to 62% of the lowest closing bid price for our common stock during the twenty trading days prior to conversion.

On December 15, 2014, JMJ Financial (“JMJ”) purchased a redeemable, convertible note from us in the principal amount of $55,555 due December 15, 2016. The note is convertible by JMJ, at its option, any time after 180 days from the date of issuance at a conversion price equal to the lesser of $0.16 or 60% of the average of the two lowest trading prices during the twenty trading days prior to conversion.

On December 18, 2014, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc. (“KBM”) pursuant to which KBM purchased 9% redeemable convertible note from us in the principal amount of $64,000 due September 23, 2015. The note is convertible by KBM, at its option, any time after 180 days from the date of issuance at a conversion price equal to 58% of the average of the three lowest trading prices for our common stock during the ten trading days prior to conversion. On January 29, 2015, we entered into a second Securities Purchase Agreement with KBM pursuant to which KBM purchased an 8% redeemable convertible note in the principal amount of $48,000 due November 2, 2015. All of the other material terms of the January 29, 2015 note are identical to the terms of the original note.

On January 6, 2015, we entered into a Securities Purchase Agreement (“SPA”) with FireRock Global Opportunities Fund L.P. (“FireRock”), pursuant to which we issued and sold to FireRock a convertible promissory note, dated January 6, 2015, in the principal amount of $137,500 (the “Initial Note”). In connection with the SPA, we also issued to FireRock 250,000 shares of our restricted common stock and a five-year warrant (the “Warrant”), dated January 6, 2015, to purchase 500,000 shares (the “Warrant Shares”) of our common stock at an exercise price of $0.50 per share.

On January 23, 2015, we entered into a Note Purchase Agreement with Tangiers Investment Group, LLC (“Tangiers”) pursuant to which Tangiers purchased a one-year 10% Convertible Promissory Note from us in the principal amount of $55,000 (the “Note”). The Note is convertible by Tangiers, at its option, any time after 180 days from the date of issuance at a conversion price equal to 52% of the lowest trading price for our common stock during the twenty trading days prior to conversion.

On January 23, 2015, we entered into a Securities Purchase Agreement with Adar Bays, LLC (“Adar”) pursuant to which Adar purchased an 8% redeemable, convertible promissory note (the “Note”) from us in the principal amount of $44,000 due January 23, 2016. The Note is convertible by Adar, at its option, any time after 180 days from the date of issuance at a conversion price equal to 62% of the lowest closing bid price for our common stock during the twenty trading days prior to conversion.

In June 2014, we issued 85,714 shares of our common stock to Kodiak Capital Group, LC (“Kodiak”) as a commitment fee under the July 23, 2014 Equity Purchase Agreement between us and Kodiak.

Effective February 2, 2015, we entered into Amendment No. 2 to the November 21, 2012 Employment Services Agreement, as amended on March 10, 2014, between us and Gannon Giguiere, our President, Secretary and Chairman. We issued 5,000,000 shares of our common stock and 2,000,000 stock options to Mr. Giguiere upon execution of the amendment.

Effective February 2, 2015, we entered into Amendment No. 2 to the November 21, 2012 Employment Services Agreement, as amended on March 10, 2014, between us and Alan Johnson, our Chief Corporate Development Officer. We issued 2,000,000 shares of our common stock and 1,000,000 stock options to Mr. Johnson upon execution of the amendment.

Effective February 2, 2015, we entered into Amendment No. 1 to the March 10, 2014 Employment Services Agreement between us and Michael Rountree, our Chief Financial Officer and Treasurer. We issued 2,000,000 shares of our common stock and 1,000,000 stock options to Mr. Rountree upon execution of the amendment.

On February 2, 2015, we entered into a one-year Consulting Agreement with JV Holdings, LLC (“JV”) pursuant to which we issued 350,000 shares of our common stock to JV.

On February 2, 2015, we entered into Amendment No. 1 to our March 10, 2014 Consulting Agreement with Harrison Group, Inc. (“HG”) pursuant to which we issued 1,500,000 shares of our common stock to HG.

On February 2, 2015, we entered into a one-year Consulting Agreement with Market Pulse Media, Inc. (“MP”) pursuant to which we issued 1,300,000 shares of our common stock to MP.

Effective February 2, 2015, $351,000 in accrued salary due to Gannon Giguiere, our President, was converted into 5,014,286 shares of our common stock.

Effective February 2, 2015, $339,780 in accrued salary due to Alan Johnson, our Chief Corporate Development Officer, was converted into 4,853,571 shares of our common stock.

Effective February 2, 2015, $227,435 in accrued salary due to Michael Rountree, our Treasurer and Chief Financial Officer, was converted into 3,249,071 shares of our common stock.

Effective February 2, 2015, $160,981 in principal and interest due thereon with respect to certain loans made to us by Gannon Giguiere was converted into 2,299,729 shares of our common stock.

Effective February 2, 2015, $160,981 in principal and interest due thereon with respect to certain loans made to us Alan Johnson was converted into 2,299,729 shares of our common stock.

Effective February 2, 2015, $40,143 in principal and interest due thereon with respect to certain loans made to us by Michael Rountree was converted into 573,471 shares of our common stock.

Effective February 2, 2015, the 7 members of our Advisory Board were each issued a ten-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.10 per share resulting in the issuance of an aggregate of 700,000 warrants.

Effective February 2, 2015, 11 advisors/consultants of ours were each issued a ten-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.10 per share resulting in the issuance of an aggregate of 1,100,000 warrants.

Effective February 2, 2015, an aggregate of 6,950,000 ten-year non-statutory stock options to purchase an aggregate of 6,950,000 shares of our common stock at an exercise price of $0.10 per share were issued under our 2015 Equity Incentive Plan to 29 persons.

On March 3, 2015, we entered into a Securities Purchase Agreement with Union Capital, LLC (“Union”) pursuant to which Union purchased an 8% redeemable, convertible note from us in the principal amount of $44,000 due March 3, 2016. The note is convertible by Union, at its option, any time after 180 days from the date of issuance at a conversion price equal to 62% of the lowest closing bid price for our common stock for the twenty trading days prior to the date upon which Union provides us with a notice of conversion.

In February 2015, we issued 50,000 shares of our common stock to a consultant.

In March 2015, we issued an aggregate of 200,000 shares of our common stock to two consultants.

In March 2015, we sold 500,000 units to one person at a price of $0.05 per unit or an aggregate of $25,000. Each unit consists of one share of our common stock and one common stock purchase warrant, each of which warrants is exercisable for one share of our common stock at a price of $0.10 per share for a period of ten years from issuance. The shares comprising part of the units have yet to be issued.

On March 18, 2015, we entered into a Convertible Note Purchase Agreement with River North Equity, LLC (“River North”) pursuant to which River North purchased a 9% redeemable, convertible note from us in the principal amount of $52,500. The note is convertible by River North at its option, any time after 180 days from the date of issuance at a conversion price equal to 60% of the lowest trading price for our common stock during the twenty trading days prior to the date upon which River North provides us with a notice of conversion.

On April 8, 2015, we entered into a Securities Purchase Agreement with Vires Group, Inc. (“VGI”), pursuant to which VGI purchased a 12% redeemable, convertible note from us in the principal amount of $38,000. The note is convertible by VGI, at its option, any time after 180 days from the date of issuance at a conversion price equal to 50% of the average of the three lowest trading prices for our common stock during the twenty-day trading period prior to the date on which VGI provides us with a conversion notice.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

On November 19, 2012, our Board of Directors and stockholders owning a majority of our outstanding shares (the “Majority Stockholders”) adopted our 2012 Equity Incentive Plan. On July 1, 2013 our Board of Directors and Majority Stockholders amended our 2012 Equity Incentive Plan to increase the number of shares issuable thereunder to 7,500,000 shares of our common stock. If an incentive award granted under the 2012 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2012 Equity Incentive Plan.

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

The following table provides information as of December 31, 2014, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,583,744	$0.81	4,916,256

Equity compensation plans not approved by security holders	3,760,831	0.75	N/A

Total	6,344,575		4,916,256

2012 EIP Issuances

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

On January 1, 2014, we issued an aggregate of 177,500 ten-year non-qualified stock options to five consultants/advisors with an exercise price of $1.00 per share under our 2012 Equity Incentive Plan which vest ratably on a monthly basis over a period of three years.

On February 1, 2014, we issued 25,000 ten-year non-qualified stock options to a consultant/advisor with an exercise price of $1.00 per share under our 2012 Equity incentive Plan which vest ratably on a monthly basis over a period of three years.

On March 1, 2014, we issued an aggregate of 850,000 ten-year non-qualified stock options with an exercise price of $1.00 per share under our 2012 Equity Incentive Plan which vest ratably on a monthly basis over a period of three years to our three executive officers, Gannon Giguiere (300,000 options), Alan Johnson (300,000 options) and Michael Rountree (250,000 options).

On May 12, 2014, we issued ten year non-statutory stock options under our 2012 Equity Incentive Plan to three employees to purchase up to an aggregate of 55,000 shares of our common stock at an exercise price of $1.00 per share. The options vest ratably over a period of four years.

On May 19, 2014, we issued ten year non-statutory stock options under our 2012 Equity Incentive Plan to an employee to purchase up to 30,000 shares of our common stock at an exercise price of $1.00 per share. The options vest ratably on a monthly basis over a period of four years.

On June 2, 2014, we issued ten year non-statutory stock options under our 2012 Equity Incentive Plan to two employees to purchase up to 60,000 shares of our common stock at an exercise price of $1.00 per share. The options vest ratably over a period of four years.

On June 30, 2014, we issued ten year non-statutory stock options under our 2012 Equity Incentive Plan to a consultant to purchase up to 100,000 shares of our common stock at an exercise price of $1.00 per share. The options vest ratably over a period of four years.

On July 21, 2014, we issued 50,000 non-statutory stock options under our 2012 Equity Incentive Plan with a ten-year term to an employee to purchase up to 50,000 shares of our common stock and have an exercise price of $1.00 per share. The options vest ratably over a period of four years.

On August 1, 2014, we issued non-statutory stock options under our 2012 Equity Incentive Plan with a ten year term to an employee to purchase up to 200,000 shares of our common stock and have an exercise price of $1.00 per share. The options vest ratably over a four year period.

On August 12, 2014, we issued non-statutory stock options under our 2012 Equity Incentive Plan with a ten-year term to a consultant to purchase up to 175,000 shares of our common stock at an exercise price of $1.00 per share. The options vested upon issuance.

Since the inception of our 2012 Equity Incentive Plan, 167,183 options granted have been forfeited, 300,000 have been cancelled and 32,818 have expired.

2015 Equity Incentive Plan

On February 2, 2015, our board of directors approved our 2015 Equity Incentive Plan. Our shareholders have yet to approve the 2015 Equity Incentive Plan and unless they do so prior to February 2, 2016, we will not be able to issue incentive stock options under the 2015 Equity Incentive Plan. A total of 11,000,000 shares of our common stock are reserved for issuance under the 2015 Plan. If an incentive award granted under the 2015 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2015 Plan. Shares issued under the 2015 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2015 Plan. In addition, the number of shares of common stock subject to the 2015 Plan and the number of shares and terms of any incentive award are subject to adjustment in the event of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

The compensation committee of the Board, or the Board in the absence of such a committee, will administer the 2015 Plan and grants made thereunder. Subject to the terms of the 2015 Plan, the compensation committee has complete authority and discretion to determine the terms of awards under the 2015 Plan. Any officer or other employee of the Company or its affiliates, or an individual that the Company or an affiliate has engaged to become an officer or employee, or a consultant or advisor who provides services to the Company or its affiliates, including a non-employee director of the Board, is eligible to receive awards under the 2015 Plan.

The 2015 Plan authorizes the grant to eligible recipients of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended and stock appreciation rights (“SARs”) as described below:

•	Options granted under the 2015 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our common stock covered by an option cannot be less than the fair market value of our common stock on the date of grant unless agreed to otherwise at the time of the grant. Such awards may include vesting requirements.

•	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by our compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•	The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•	Stock awards are permissible. The compensation committee will establish the number of shares of common stock to be awarded and the terms applicable to each award, including performance restrictions.

•	SARs, entitle the participant to receive a distribution in an amount not to exceed the number of shares of common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of common stock on the date of exercise of the SAR and the market price of a share of common stock on the date of grant of the SAR.

Our Board of Directors or if then in place, the compensation committee of our Board of Directors, may amend, suspend or terminate the 2015 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our common stock reserved for issuance under the 2015 Plan or reduces the minimum exercise price for options or exchange of options for other incentive awards. Unless sooner terminated, the 2015 Plan terminates ten years after the date on which it was adopted.

Effective February 2, 2015, an aggregate of 6,950,000 ten-year non-statutory stock options to purchase an aggregate of 6,950,000 shares of our common stock, vesting monthly and ratably over the 36 month period commencing upon issuance on the first day of each month during the vesting period with an initial vesting date of March 1, 2015 and a final vesting date of February 1, 2018 and an exercise price of $0.10 per share were issued under the 2015 Equity Incentive Plan to 29 employees of ours. The recipients included Gannon Giguiere, our President, who received 2,000,000 options, Alan Johnson, our Chief Corporate Development Officer who received 1,000,000 options, Michael Rountree, our Treasurer and Chief Financial Officer who received 1,000,000 options, and Jason Harvey, our Chief Executive Officer who received 750,000 options in his former capacity as Executive Vice President Product Development.

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

Results of Operations

Loss from Operations

We incurred a net loss of $23,381,550 for the year ended December 31, 2014, which was primarily attributable to stock-based compensation expenses in the amount of $19,523,914. For the year ended December 31, 2013, we incurred a net loss of $3,046,187, which was primarily attributable to stock-based compensation expenses in the amount of $2,009,910. We have not yet generated any revenues since inception to support our operating expenses.

Revenues

We generated no revenues during the period from November 29, 2010 (date of inception) through December 31, 2014.

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

Since inception, we have been financed primarily by way of sales of our common stock and third party loans.

At December 31, 2014, cash was $2,957 and we had other current assets consisting of deposits of $15,196. At the same time, we had current liabilities of $2,210,205, which largely consisted of accounts payable of $400,323, accrued expenses of $924,372, related party notes of $555,250, and notes payable net of discount of $147,111, and derivative liabilities of $177,149.

At December 31, 2013, cash was $67,762 and we had a $5,000 deposit classified as a current asset. At the same time, we had current liabilities of $257,588, which consisted of accounts payable of $121,518 and accrued expenses of $136,070. We attribute our net loss from operations to having no revenues to sustain our operating costs as we are an early stage company.

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,043,365 for the year ended December 31, 2014, as compared to $867,198 for the year ended December 31, 2013. The increase in cash used in operations was primarily due to increased general and administrative costs.

Net Cash Used in Investing Activities

During the year ended December 31, 2014, we used cash in investing activities of $501,690, as compared to $247,683 for the year ended December 31, 2013. Cash used in investing activities during the year ended December 31, 2014 was principally used for software development costs ($455,309) and for the acquisition of fixed assets ($36,185). Cash used in investing activities during the year ended December 31, 2013 was principally used for software development costs ($204,683) and for the acquisition of fixed assets ($38,000).

Net Cash Provided by Financing Activities

During the year ended December 31, 2014, we received $1,575,000 in net cash from the sale of common stock and warrants as compared to $825,000 for the year ended December 31, 2013. During the year ended December 31, 2014, the Company also received related party loans of $802,607, of which $247,357 was repaid during 2014. In addition, during 2014, the Company received $205,000 in cash for the issuance of convertible notes. The Company also received cash of $145,000 in exchange for notes payable.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $27,734,925 as of December 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2014, management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2014, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal. No family relationships exist between any of our present directors and officers. The following table sets forth certain information as of April 8, 2015, with respect to our directors and executive officers.

Name	Position Held	Age	Date of Election or Appointment as Director

Gannon Giguiere	President, Secretary and Executive Chairman of the Board of Directors	42	November 21, 2012
Alan Johnson	Chief Corporate Development Officer and Director	41	November 21, 2012
Michael D. Rountree	Chief Financial Officer, Treasurer and Director	45	January 28, 2015

Name	Position Held	Age	Date of Election or Appointment as Director

Jason Harvey	Chief Executive Officer	45	N/A

Certain biographical information of our directors and officers is set forth below.

Gannon Giguiere, age 42, has served as our Chairman and Secretary since November 21, 2012 and as our President since July 1, 2014. He served as our Chief Executive Officer from November 21, 2012 until April 8, 2015..He has more than 19 years of technical, managerial and business experience. From December 8, 2014 through the present, he has served as Executive Chairman, Founder for Shop To Brands, Inc. a vertically focused e-commerce company of which sells product directly to consumers. From December 17, 2014, through the present, he has served as the Executive Chairman, Chief Executive Officer, President and Secretary for Separation Degrees - One, Inc., a company that develops multi-pronged marketing and e-commerce solutions for small to medium sized companies. From October 2007 to the present he has been a Member of Apex Wellness Group, LLC dba pHion Balance, a nutraceutical company. Mr. Giguiere served as President and Chief Executive Officer for Get Lower, Inc., an online lead generation company focused on consumer mortgage / real estate services, which he founded in January 2004 and operated through September 2007. From August 2001 through November 2003 he served as Senior Vice President for Move, Inc., a public company providing home mortgage and real estate services. From September 1997 through July 2001 he served as Senior Director, Search for Alta Vista, and General Manager, e-Commerce, for Alta Vista Shopping.com. In 1997, he formed Separation Degrees Media, Inc. to provide technical and new media consulting services. From June 1995 through June 1997 he worked for IAR, Inc., in a business development and marketing management capacity. From September 1993 through August 1994 he worked for Morgan Stanley Dean Witter in an analyst capacity. In 2008 Mr. Giguiere was forced to incur significant personal financial liability from a family tragedy, which was non-business related and as a result filed for federal bankruptcy protection. This matter was discharged in 2011. Mr. Giguiere holds a degree in Business Administration from the University of Southern California.

Alan Johnson, age 41, has served as a Director since November 21, 2012. He served as our President from November 21, 2012 through July 1, 2014 and has served as our Chief Corporate Development Officer since July 1, 2014. He has more than 15 years of entrepreneurial business experience. From January 2008 through the present he has worked as the director for marketing and branding initiatives at Global Augmentative Communication Innovators, a socially focused company formed to create global awareness for special needs children. From 1998 through September 2007 he worked for Casa Palmera as a federally licensed hospital administrator. Casa Palmera is an addiction treatment center specializing in eating disorders and pain management. He oversaw all operations which included their technology, search engine optimization, and development of online advertising campaigns. Since November 2005, Mr. Johnson has served as a Board Member for the Andrei Foundation, a foundation devoted to degenerative eye diseases. He is also a founding member of Generation Conservation, a subsidiary of Conservation International, an organization dedicated to the preservation of a stable climate, fresh water, healthy oceans, and reliable food sources throughout the world. Mr. Johnson graduated from the University of Southern California in 1995 with a degree in Business Administration.

Michael D. Rountree, age 45, has served as our Chief Financial Officer since April 1, 2013 and as our Treasurer since December 31, 2013. He has served as a Director since January 28, 2015. From December 17, 2014, through the present he has served as the Chief Financial Officer and Treasurer for Separation Degrees – One, Inc., a company that intends to engage in developing multi-pronged marketing and e-commerce solutions for small to medium sized companies. From December 2014 through the present, he has served as the Chief Financial Officer for Shop To Brands, Inc., a highly specialized, vertically focused e-commerce company. Mr. Rountree is a certified public accountant as well as a business and financial manager and advisor. He is the President of Rountree Consulting, a company which he founded in August 1997. Rountree Consulting provides financial, strategy, and business consulting services to clients with the goal of increasing sales and growing revenues, while also actively managing and lowering excess expenses and operational inefficiencies. Prior to forming Rountree Consulting, Mr. Rountree spent 3 years with Deloitte and Touche and Price Waterhouse working on multi-state tax and financial accounting engagements for large Fortune 500 and Global 2000 clients. Mr. Rountree also spent 3 years at the State of California Franchise Tax Board. His initial work was with the traditional corporate and individual audit group, but he was quickly promoted to the forensics audit practice where he handled complex financial, tax and audit engagements. Mr. Rountree holds a BS degree with an emphasis in Accountancy from C.S.U Long Beach and a Masters in Business Taxation from the Leventhal School of Accounting at the University Southern of California.

Jason Harvey, age 45, has served as our Chief Executive Officer since April 8, 2015. From October 15, 2014 to April 8, 2015, Mr. Harvey served as our Executive Vice President, Product Development. He has also currently serves as Entrepreneur in Residence for Separation Degrees – One, Inc., a Delaware corporation formed to provide interactive marketing and eCommerce solutions for small to medium sized companies (“Separation Degrees”). From October 2013 to August 2014, Jason was the VP of Marketing, leading branding, lead generation and marketing optimization for Prolifics, an end-to-end IT solutions company. From July 2008 to March 2014, he was a strategic advisor to Mobile-XL, a California-based mobile technology company that provided smartphone-like access to feature phones in Asia and Africa. From October 2009 to October 2013, Jason lead corporate and product marketing for AT&T Interactive, focusing on the development, awareness and lead generation of a local advertising network. From 2007 to 2009, Jason co-founded a digital music discovery company called eightbox, which launched as one of the first Facebook music discovery applications. From August 2008 to March 2009, Jason was the VP of Programming Strategy for ActiveVideo Networks where he lead business strategy for their connected devices business unit. From May 2006 to July 2008, Jason worked at Google where he directed business planning, marketing strategy and sales management for Google’s digital advertising business in Latin America. From June 2005 to May 2006, he worked for The Vidal Partnership as the Group Account Director and General Manager of the Los Angeles office of this leading Hispanic advertising agency. From August 1998 to June 2005, Jason worked for Ford Motor Company where he held and was promoted through various positions of executive leadership. Jason holds a B.S. in Business from the University of Southern California, and earned his MBA from the Anderson School of Management at UCLA.

Employment Agreements

Effective upon the November 21, 2012 closing of the Asset Purchase Agreement, we entered into 3-year employment agreements with each of Gannon Giguiere and Alan Johnson under which Mr. Giguiere is serving as our President and Secretary and Mr. Johnson is serving as our Chief Corporate Development Officer. From November 21, 2012 through February 27, 2015, Mr. Giguiere served as our Chief Executive Officer under his employment agreement with us. From November 21, 2012 through July 1, 2014, Mr. Johnson served as our President under his employment agreement with us. Except for job titles and related responsibilities, the employment agreements are identical in all material respects. The employment agreements will be automatically renewed at the end of each term unless we or the employee give the other written notice at least 30 days prior to the end of the term or the applicable renewal term, as the case may be. Prior to the February 2, 2015 employment agreement amendments, Messrs. Giguiere and Johnson were each entitled to receive a base annual salary of $180,000 and were each entitled to receive an annual bonus equal to up to 100% of the base annual salary upon our achieving milestones to be determined by our Board of Directors. In connection therewith, on January 31, 2015, we accrued bonuses to each of Messrs. Giguiere ($137,250) and Johnson ($114,750) representing the equivalent of 76.25% and 63.75% of their salaries, respectively, for 2014. Each of Messrs. Giguiere and Johnson were awarded 100,000 stock options under our 2012 Equity Incentive Plan at closing under the Asset Purchase Agreement, with a term of 10 years and an exercise price of $.50 per share. In January 2013, we issued 400,000 stock options under our 2012 Equity Incentive Plan to Mr. Giguiere and issued 100,000 stock options under our 2012 Equity Incentive Plan to Mr. Johnson, each of which options have a term of 10 years and an exercise price of $0.50 per share. The employment agreements also provide for paid vacation time, payment of customary health insurance and other benefits and expense reimbursement. The employment agreements also contain non-compete and non-solicitation provisions effective during the employment period and for 18 months thereafter in the case of the non-compete provision and for 6 months thereafter in the case of the non-solicitation provision unless the employee is terminated without cause or the employee terminates the agreement for good reason, in which case the non-compete and severance provisions are of no further force or effect.

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

On March 10, 2014, we entered into Amendment No. 1 (the “Amendment”) to the November 21, 2012 Employment Services Agreement between us and Gannon Giguiere. The Amendment revised the renewal periods under the Employment Services Agreement from one to three years, clarified the provision under which we can issue bonuses to Mr. Giguiere and provided for the issuance of 1,300,000 shares of our common stock to Mr. Giguiere upon execution of the Amendment. It also provided for the cancellation of the 300,000, ten-year, non-statutory stock options with an exercise price of $0.50 per share which had been issued to Mr. Giguiere in January 2013.

Effective February 2, 2015, we entered into Amendment No. 2 (“Amendment No. 2”) to the November 21, 2012 Employment Services Agreement, as amended on March 10, 2014, between us and Gannon Giguiere. Amendment No. 2 reduced Mr. Giguiere’s base annual salary from $180,000 to $1, clarified the provision under which we can issue bonuses to Mr. Giguiere, and provided for the issuance of 5,000,000 shares (the “Shares”) of our common stock and 2,000,000 stock options to Mr. Giguiere upon execution of Amendment No. 2. The stock options were issued under our 2015 Equity Incentive Plan as non-statutory stock options. They have a ten-year term and are exercisable for the purchase of 2,000,000 shares of our common stock at a price of $0.10 per share. They vest monthly and ratably over the 36 month period commencing upon issuance. Mr. Giguiere was granted piggyback registration rights with respect to the 5,000,000 Shares.

On March 10, 2014, we entered into Amendment No. 1 to the November 21, 2012 Employment Services Agreement between us and Alan Johnson, our Chief Corporate Development Officer. The amendment revised the renewal periods under the Employment Services Agreement from one to three years, clarified the provision under which we can issue bonuses to Mr. Johnson and provided for the issuance of 1,000,000 shares of our common stock to Mr. Johnson upon execution of the Amendment.

Effective February 2, 2015, we entered into Amendment No. 2 to the November 21, 2012 Employment Services Agreement, as amended on March 10, 2014, between us and Alan Johnson. Amendment No. 2 reduced Mr. Johnson’s base annual salary from $180,000 to $1, clarified the provision under which we can issue bonuses to Mr. Johnson, and provided for the issuance of 2,000,000 shares (the “Shares”) of our common stock and 1,000,000 stock options to Mr. Johnson upon execution of Amendment No. 2. The stock options were issued under our 2015 Equity Incentive Plan as non-statutory stock options. They have a ten-year term and are exercisable for the purchase of 1,000,000 shares of our common stock at a price of $0.10 per share. They vest monthly and ratably over the 36 month period commencing upon issuance. Mr. Johnson was granted piggyback registration rights with respect to the 2,000,000 Shares.

On March 10, 2014, we entered into a 3-year employment agreement with Michael D. Rountree, our Chief Financial Officer and Treasurer. The employment agreement will be automatically renewed for successive periods of three years at the end of each term unless we or the employee give the other written notice at least 30 days prior to the end of the term or the applicable renewal term, as the case may be. The employment agreement provided for the issuance of 500,000 shares of our common stock to Mr. Rountree upon execution of the agreement. Prior to the February 2, 2015 employment agreement amendment, Mr. Rountree was also to receive a base annual salary of $150,000 and was entitled to receive an annual bonus equal to up to 100% of the base annual salary upon our achieving milestones to be determined by our Board of Directors. In connection therewith, on January 31, 2015, we accrued a bonus to Mr. Rountree in the amount of $105,000 representing the equivalent of 70% of his salary for 2014. The employment agreement also provides for paid vacation time, payment of customary health insurance and other benefits and expense reimbursement. The employment agreement also contains a non-compete and non-solicitation provision effective during the employment period and for 18 months thereafter in the case of the non-compete provision and for 6 months thereafter in the case of the non-solicitation provision unless Mr. Rountree is terminated without cause or Mr. Rountree terminates the agreement for good reason, in which case the non-compete provision is of no further force or effect.

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

Effective February 2, 2015, we entered into Amendment No. 1 (“Amendment No. 1”) to the March 10, 2014 Employment Services Agreement between us and Michael D. Rountree. Amendment No. 1 reduced Mr. Rountree’s base annual salary from $180,000 to $1, clarified the provision under which we can issue bonuses to Mr. Rountree and provided for the issuance of 2,000,000 shares of our common stock and 1,000,000 stock options to Mr. Rountree upon execution of the Amendment. The stock options were issued under our 2015 Equity Incentive Plan as non-statutory stock options. They have a ten-year term and are exercisable for the purchase of 1,000,000 shares of our common stock at a price of $0.10 per share. They vest monthly and ratably over the 36 month period commencing upon issuance. Mr. Rountree was granted piggyback registration rights with respect to the 2,000,000 shares.

Effective February 27, 2015, we further amended our employment agreements with Messrs. Giguiere, Johnson and Rountree to clarify that they can devote a reasonable amount of time to civic, community or charitable activities and may serve as investors, employees, directors and/or executive officers of other corporations or entities provided that any such other corporation or entity is not a competitor of ours and that their responsibilities with respect thereto do not conflict with or interfere with the faithful performance of their duties to us.

On March 1, 2014, we issued an aggregate of 850,000 ten-year non-qualified stock options with an exercise price of $1.00 per share under our 2012 Equity Incentive Plan which vest ratably on a monthly basis over a period of three years to our three executive officers, Gannon Giguiere (300,000 options), Alan Johnson (300,000 options) and Michael Rountree (250,000 options).

On January 28, 2014, we issued an aggregate of 850,000 shares of our restricted common stock to our three executive officers, Gannon Giguiere (300,000 shares), Alan Johnson (300,000 shares) and Michael D. Rountree (250,000 shares).

On April 8, 2015, Jason Harvey was appointed as our Chief Executive Officer. We have yet to enter into a written employment agreement with him but expect to do so in the near future. We have agreed to pay him an annual base salary of $175,000 and to make a restricted stock grant to him of 2,250,000 shares of our common stock. Mr. Harvey will also be entitled to receive performance based bonuses and other benefits to be determined.

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

Board of Directors and Board Compensation

All of our three directors also serve as employees. We do not presently pay our directors for their services as such. Our directors receive compensation in their employee capacities.

Corporate Governance

Leadership Structure

Our Board has 3 members as follows: Mr. Gannon Giguiere, Mr. Alan Johnson, and Mr. Michael Rountree. We have designated Gannon Giguiere as our Chairman.

Mr. Giguiere has served as our Secretary and Chairman since November 21, 2012 and served as our Chief Financial Officer, on an interim basis, from March 1, 2013 until April 1, 2013. He has also served as our President since July 1, 2014. He served as our Chief Executive Officer from November 21, 2012 until April 8, 2015. Mr. Giguiere devotes the amount of time to us as is required to perform his duties as an executive officer and director.

Mr. Johnson has served as a Director since November 21, 2012 and served as our President from November 21, 2012 until July 1, 2014. Since July 1, 2014 he has served as our Chief Corporate Development Officer. Mr. Johnson devotes the amount of time to us as is required to perform his duties as an executive officer and director.

Mr. Rountree has served as a Director since January 28, 2015. He has served as our Chief Financial Officer since April 1, 2013 and as our Treasurer since December 3, 2013. Mr. Rountree devotes the amount of time to us as is required to perform his duties as an executive officer and director.

We are a small, start-up company. Two of our directors also serve as executive officers. Our other director serves as our Chief Corporate Development Officer. Our board members have complementary skills, enabling us to operate in a cost and time effective manner, closely managing our assets. Our Board regularly reviews this structure for optimum fit as our plans progress. We believe that our present management structure is appropriate for a company of our size and state of development.

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

Advisory Board

On December 3, 2012, we established an advisory board to provide us with financial, technical and general business advice and appointed Bruce Hallet, Robert Holmer, Patrick Whelan and Alan Knepper as members thereof.

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

On March 10, 2014, we appointed Harrison Group, Inc., Vinay Jatwani and Darren Reinig to the Advisory Board.

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

Darren Reinig is a co-founder of Delphi Private Advisors (“Delphi”) a financial investment advisory and wealth management firm founded in 2009, which serves the needs of high net worth individuals, other individuals, pension and profit sharing plans and charitable organizations. He serves as Delphi’s Chief Investment Officer and heads Delphi’s Investment Committee. Prior to founding Delphi, Mr. Reinig worked for a global institutional investment management firm which provided services to family offices, high net worth individuals and institutions. Mr. Reinig resigned as a member of our advisory board on January 14, 2015. In connection with such resignation, warrants issued by us to Mr. Reinig on March 10, 2014, for the purchase of 250,000 shares of our common stock at an exercise price of $1.00 per share were cancelled.

On April 30, 2014, we appointed Aloysius M. Mocek to the Advisory Board. Mr. Mocek is a successful business entrepreneur. He co-founded Connectronics Corporation in 1988, to design and manufacture specialized connectors and interconnection systems for a variety of industries. In 2004, Connectronics Corporation was acquired by Heico Electronic Technologies Corp.

Director Independence

Our board of directors consists of Gannon Giguiere, Alan Johnson, and Michael Rountree, none of whom can be deemed to be independent. Our securities are quoted on the OTC Markets which does not have any director independence requirements.

Involvement in Certain Legal Proceedings

Except as otherwise disclosed in this prospectus, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the year ended December 31, 2014, we believe that each person who at any time during the year was a director, officer or beneficial owner of more than 10% of our Common Stock satisfied their Section 16(a) filing requirements, although certain reports were filed on a late basis.

Code of Ethics

In November 2012, we adopted a Code of Ethics that applies to our executive officers. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make written request to our President c/o Eventure Interactive, Inc. at 3420 Bristol Street, 6th Floor, Costa Mesa, CA 92626.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two years ended December 31, 2014 and 2013 to (i) all individuals that served as our principal executive officer (“PEO”) or acted in a similar capacity for us at any time during the year ended December 31, 2014; (ii) our two most highly compensated executive officers other than our PEO, that were serving as executive officers of ours at December 31, 2014 and that received annual compensation during the year ended December 31, 2014 in excess of $100,000; and (iii) our two most high compensated executive officers that received annual compensation during the year ended December 31, 2014 in excess of $100,000 that did not serve as our PEO during the year ended December 31, 2014 and that were not serving as executive officers of ours at December 31,2014.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option / Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gannon Giguiere	2014	$180,000	137,250	1,300,000	$887,863	0	0	0	$2,505,113
Chief Executive Officer,	2013	$146,250	0	0	$706,038	0	0	0	$852,288
Secretary and Chairman of the Board(1)

Alan Johnson	2014	$180,000	114,750	1,300,000	$887,863	0	0	0	$2,482,613
President and Director(2)	2013	$146,250	0	0	$176,509	0	0	0	$322,759

Michael Rountree	2014	$127,935	105,000	750,000	$739,885	0	0	0	$1,722,820
Chief Financial Officer and Treasurer	2013	$20,750	0	0	$148,745	0	0		$169,495

(1)	Gannon Giguiere served as our Chief Executive Officer from November 21, 2012 until April 8, 2015.

(2)	Alan Johnson served as our President from November 21, 2012 through July 1, 2014 and has served as our Chief Corporate Development Officer since July 1, 2014.

(3)	Michael Rountree has served as our Chief Financial Officer since April 1, 2013 and as our Treasurer since December 31, 2013.

Grants of Plan-Based Awards

As of December 31, 2014, we have not issued any stock options or maintained any stock option or other incentive plans other than our 2012 Equity Incentive Plan. (See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Equity Compensation Plan Information). Subsequent to December 31, 2014, we created our 2015 Equity Incentive Plan and in February 2015 issued stock options thereunder.

The following tables set forth information regarding stock option and other awards granted to our Named Executive Officers during the year ended December 31, 2014.

			Option Awards		Stock Awards
Name	Grant Date	Approval Date	Number of Securities Underlying Options	Exercise or Basic Price of Option Awards ($/Sh)	Number of Shares or Units of Stock	Grant Date Fair Value of Stock and Options Awards ($)

Gannon Giguiere	3/1/2014	3/1/2014	300,000	$1.00	N/A	$887,863
Alan Johnson	3/1/2014	3/1/2014	300,000	$1.00	N/A	$887,863
Michael Rountree	3/1/2014	3/1/2014	250,000	$1.00	N/A	$739,885

Outstanding Equity Awards at Year End

The following tables set forth information regarding stock options held by our Named Executive Officers at December 31, 2014.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Gannon Giguiere	11/27/2012	70,837	29,163	0.50	11/27/22
Alan Johnson	11/27/2012	70,837	29,163	0.50	11/27/22
Gannon Giguiere	1/2/2013	100,000	-	0.50	1/2/23
Alan Johnson	1/2/2013	100,000	-	0.50	1/2/23
Gannon Giguiere	3/1/2014	58,331	241,669	1.00	3/1/24
Alan Johnson	3/1/2014	58,331	241,669	1.00	3/1/24
Michael Rountree	3/1/2014	48,608	241,669	1.00	3/1/24

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 1, 2015 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of April 1, 2015. Unless otherwise indicated below each person’s address is c/o Eventure Interactive, Inc., 3420 Bristol Street, 6th Floor, Costa Mesa, CA 92626. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Gannon Giguiere	Common Stock	21,166,144 shares, direct(3)	34.16%
Alan Johnson	Common Stock	17,594,617 shares, direct(4)	28.39%
Michael D. Rountree	Common Stock	6,837,810 shares, direct(5)	11.03%
Jason Harvey	Common Stock	83,332 shares, direct(6)	0.13%
All directors and executive officers as a group (4 persons)		45,682,202 shares, direct(7)	73.72%

(1)	As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) within 60 days of April 1, 2015. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 61,466,431 shares of common stock issued and outstanding on April 1, 2015.

(3)	Includes 536,804 presently exercisable stock options or stock options exercisable within 60 days of April 1, 2015. Excludes 1,963,197 shares issuable upon exercise of stock options not exercisable within 60 days of April 1, 2015.

(4)	Includes 425,692 shares issuable upon the exercise of presently exercisable stock options and stock options exercisable within 60 days of April 1, 2015. Excludes 1,074,309 shares issuable upon exercise of stock options not exercisable within 60 days of April 1, 2015.

(5)	Includes 265,268 shares issuable upon the exercise of presently exercisable stock options and stock options exercisable within 60 days of April 1, 2015. Excludes 1,034,732 shares issuable upon exercise of stock options not exercisable within 60 days of April 1, 2015.

(6)	Includes 83,332 shares issuable upon the exercise of presently exercisable stock options and stock options exercisable within 60 days of April 1, 2015. Excludes 666,668 shares issuable upon exercise of stock options not exercisable within 60 days of April 1, 2015.

(7)	Includes 1,311,095 shares issuable upon the exercise of presently exercisable stock options and stock options exercisable within 60 days of April 1, 2015. Excludes 4,738,905 shares issuable upon exercise of stock options not exercisable within 60 days of April 1, 2015.

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

On January 1, 2014, we issued an aggregate of 177,500 ten-year non-qualified stock options to five consultants/advisors with an exercise price of $1.00 per share under our 2012 Equity Incentive Plan which vest ratably on a monthly basis over a period of three years.

On February 1, 2014, we issued 25,000 ten-year non-qualified stock options to a consultant/advisor with an exercise price of $1.00 per share under our 2012 Equity incentive Plan which vest ratably on a monthly basis over a period of three years.

On March 1, 2014, we issued an aggregate of 850,000 ten-year non-qualified stock options with an exercise price of $1.00 per share under our 2012 Equity Incentive Plan which vest ratably on a monthly basis over a period of three years to our three executive officers, Gannon Giguiere (300,000 options), Alan Johnson (300,000 options) and Michael Rountree (250,000 options).

On March 1, 2014, we issued warrants to third parties for services to purchase 750,000 shares of our common stock granted with an exercise price of $1.00 per share.

On May 12, 2014, we issued ten year non-statutory stock options under our 2012 Equity Incentive Plan to three employees to purchase up to an aggregate of 55,000 shares of our common stock at an exercise price of $1.00 per share. The options vest ratably over a period of four years.

On May 19, 2014, we issued ten year non-statutory stock options under our 2012 Equity Incentive Plan to an employee to purchase up to 30,000 shares of our common stock at an exercise price of $1.00 per share. The options vest ratably on a monthly basis over a period of four years.

On June 2, 2014, we issued ten year non-statutory stock options under our 2012 Equity Incentive Plan to two employees to purchase up to 60,000 shares of our common stock at an exercise price of $1.00 per share. The options vest ratably over a period of four years.

On June 30, 2014, we issued ten year non-statutory stock options under our 2012 Equity Incentive Plan to a consultant to purchase up to 100,000 shares of our common stock at an exercise price of $1.00 per share. The options vest ratably over a period of four years.

On July 21, 2014, we issued 50,000 non-statutory stock options under our 2012 Equity Incentive Plan with a ten-year term to an employee to purchase up to 50,000 shares of our common stock and have an exercise price of $1.00 per share. The options vest ratably over a period of four years.

On August 1, 2014, we issued non-statutory stock options under our 2012 Equity Incentive Plan with a ten year term to an employee to purchase up to 200,000 shares of our common stock and have an exercise price of $1.00 per share. The options vest ratably over a four year period.

On August 12, 2014, we issued non-statutory stock options under our 2012 Equity Incentive Plan with a ten-year term to a consultant to purchase up to 175,000 shares of our common stock at an exercise price of $1.00 per share. The options vested upon issuance.

Effective February 2, 2015, an aggregate of 6,950,000 ten-year non-statutory stock options to purchase an aggregate of 6,950,000 shares of our common stock, vesting monthly and ratably over the 36 month period commencing upon issuance on the first day of each month during the vesting period with an initial vesting date of March 1, 2015 and a final vesting date of February 1, 2018 and an exercise price of $0.10 per share were issued under the 2015 Equity Incentive Plan to 29 employees, consultants and advisors of ours.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there has been no transaction, since November 21, 2012, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year end for the last completed year, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)	Any of our promoters and control persons; and

(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

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

In January 2013, we issued 400,000 non-statutory stock options to our then Chief Executive Officer and 100,000 non-statutory stock options to our President. The options have a term of ten years and an exercise price of $0.50 per share. On March 10, 2014, 300,000 of the options issued to our then Chief Executive Officer were cancelled.

Upon the November 21, 2012 close of the Asset Purchase Agreement, we entered into 3 year employment agreements with Gannon Giguiere and Alan Johnson. Each of these agreements was amended effective March 10, 2014, and further amended effective February 2, 2015

On March 10, 2014, we entered into a 3-year employment agreement with Michael Rountree which was amended effective February 2, 2015.

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

On January 28, 2014, we issued an aggregate of 850,000 shares of our restricted common stock to our three executive officers in consideration of services rendered. The issuance is in addition to compensation payable to such officers under their respective employment agreements. Each of Gannon Giguiere, our Chairman, former Chief Executive Officer, President, and Secretary, and Alan Johnson, our former President and current Chief Corporate Development Officer, received 300,000 shares. Michael D. Rountree, our Chief Financial Officer and Treasurer, received 250,000 shares.

On March 10, 2014, we issued an aggregate of 2,800,000 shares of our restricted common stock to our three executive officers in connection with (i) Amendment No. 1 dated as of March 1, 2014 (the “GG Amendment”) to the November 21, 2012 Employment Services Agreement between us and Gannon Giguiere; (ii) Amendment No. 1 dated as of March 1, 2014 to the November 21, 2012 Employment Services Agreement between us and Alan Johnson; and (iii) the Employment Services Agreement dated as of March 1, 2014 between us and Michael D. Rountree. Gannon Giguiere, our Chairman, former Chief Executive Officer, President and Secretary received 1,300,000 shares, Alan Johnson, our Chief Corporate Development Officer and former President, received 1,000,000 shares, and Michael D. Rountree, our Chief Financial Officer and Treasurer received 500,000 shares. In connection with the GG Amendment, we also agreed to cancel 300,000 ten-year stock options with an exercise price of $0.50 per share issued to Mr. Giguiere as of January 2, 2013.

On March 1, 2014, we terminated the November 21, 2012 Lock-Up Agreements between us and each of Gannon Giguiere and Alan Johnson.

On March 1, 2014, we issued an aggregate of 850,000 ten-year non-qualified stock options with an exercise price of $1.00 per share under our 2012 Equity Incentive Plan which vest ratably on a monthly basis over a period of three years to our three executive officers, Gannon Giguiere (300,000 options), Alan Johnson (300,000 options) and Michael Rountree (250,000 options).

On May 27, 2014, we received a $105,000 loan from Gannon Giguiere paying interest at the rate of 1% per annum. $100,000 of the loan was repaid on June 23, 2014. The balance of the loan was repaid on June 30, 2014.

On June 12, 2014, we received a $15,107 loan from Michael Rountree paying interest at the rate of 1% per annum. The loan was repaid on June 19, 2014.

On July 29, 2014, we received a $150,000 loan from Alan Johnson paying interest at the rate of 1% per annum. The loan was converted into stock on February 2, 2015.

In August 2014, we received loans from Gannon Giguiere in the aggregate amount of $70,000 paying interest at the rate of 1% per annum. The loans were repaid in October and November, 2014.

On September 3, 2014, we received a $15,000 loan from Michael Rountree paying interest at the rate of 1% per annum. The loan was converted into stock on February 2, 2015.

On September 8, 2014, we received a $45,000 loan from Gannon Giguiere paying interest at the rate of 1% per annum. $24,250 of the loan was repaid in November 2014 and the balance of the loan was repaid in December 2014.

On September 24, 2014, we received a $100,000 loan from Alan Johnson paying interest at the rate of 1% per annum. $9,842 in principal and $362 in interest due on the loan was converted into stock on February 2, 2015. The balance of the loan is presently due and payable.

On October 9, 2014, we received a $25,000 loan from Michael Rountree paying interest at the rate of 1% per annum. The loan was converted into stock on February 2, 2015.

On October 14, 2014, we received a $25,000 loan from Alan Johnson paying interest at the rate of 1% per annum. The loan is presently due and payable.

On November 10, 2014, we received a $120,000 loan from Gannon Giguiere paying interest at the rate of 1% per annum. $55,950 of the loan was repaid in December 2014 and January 2015. The $64,050 principal balance together with interest due thereon was converted into stock on February 2, 2015.

On November 28, 2014, we received a $67,500 loan from Gannon Giguiere paying interest at the rate of 1% per annum. The loan was converted into stock on February 2, 2015.

On December 15, 2014, we received a $15,000 loan from Gannon Giguiere paying interest at the rate of 1% per annum. The loan was converted into stock on February 2, 2015.

On January 15, 2015, we received a $14,000 loan from Gannon Giguiere paying interest at the rate of 1% per annum. The loan was converted into stock on February 2, 2015.

On February 12, 2015, we received a $10,000 loan from Michael Rountree paying interest at the rate of 1% per annum. The loan is due and payable on May 13, 2015.

On January 31, 2015, we awarded 2014 performance bonuses to each of Gannon Giguiere ($137,250), Alan Johnson ($114,750), and Michael Rountree ($105,000), such amounts representing the equivalent of 76.25%, 63.75%, and 70%, respectively, of their 2014 base annual salaries. These amounts were accrued and converted into shares of our common stock on February 2, 2015.

Effective February 2, 2015, $351,000 in accrued salary due to Gannon Giguiere, our President, was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 5,014,286 shares of common stock to Mr. Giguiere.

Effective February 2, 2015, $339,780 in accrued salary due to Alan Johnson, our Chief Corporate Development Officer, was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 4,853,571 shares of common stock to Mr. Johnson.

Effective February 2, 2015, $227,435 in accrued salary due to Michael Rountree, our Treasurer and Chief Financial Officer, was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 3,249,071 shares of common stock to Mr. Rountree.

Effective February 2, 2015, $64,050 in principal and $279 in interest due thereon with respect to the loan made by Gannon Giguiere to us on November 10, 2014, $67,500 in principal and $124 in interest due thereon with respect to the loan made by Gannon Giguiere to us on November 28, 2014, $15,000 in principal and $21 in interest due thereon with respect to the loan made by Gannon Giguiere to us on December 15, 2014, and $14,000 in principal and $7 in interest due thereon with respect to the loan made by Gannon Giguiere to us on January 15, 2015, or an aggregate of $160,981 was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 2,299,729 shares of common stock to Mr. Giguiere.

Effective February 2, 2015, $150,000 in principal and $777 in interest due thereon with respect to the loan made by Alan Johnson to us on July 29, 2014, and $9,842 in principal and $362 in interest due thereon with respect to the loan made by Alan Johnson to us on September 24, 2014, or an aggregate of $160,981 was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 2,299,729 shares of common stock to Mr. Johnson.

Effective February 2, 2015, $15,000 in principal and $63 in interest due thereon with respect to the loan made by Michael Rountree to us on September 30, 2014, and $25,000 in principal and $80 in interest due thereon with respect to the loan made by Michael Rountree to us on October 9, 2014, or an aggregate of $40,143 was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 573,471 shares of common stock to Mr. Rountree.

Effective February 2, 2015, an aggregate of 6,950,000 ten-year non-statutory stock options to purchase an aggregate of 6,950,000 shares of our common stock, vesting monthly and ratably over the 36 month period commencing upon issuance on the first day of each month during the vesting period with an initial vesting date of March 1, 2015 and a final vesting date of February 1, 2018 and an exercise price of $0.10 per share were issued under the 2015 Equity Incentive Plan to 29 persons. The recipients included: Gannon Giguiere, our President who received 2,000,000 options, Alan Johnson, our Chief Corporate Development Officer who received 1,000,000 options, Michael Rountree, our Treasurer and Chief Financial Officer who received 1,000,000 options and Jason Harvey, our Chief Executive Officer who received 750,000 options in his capacity as Executive Vice President Product Development.

On April 8, 2015, Jason Harvey was appointed as our Chief Executive Officer. We have yet to enter into a written employment agreement with him but expect to do so in the near future. We have agreed to pay him an annual base salary of $175,000 and to make a restricted stock grant to him of 2,250,000 shares of our common stock. Mr. Harvey will also be entitled to receive performance based bonuses and other benefits to be determined.

Director Independence

None of our three present directors is “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) as they also serve as executive officers or key employees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended December 31, 2014 and 2013 are set forth in the table below:

Fee Category	Year ended December 31, 2014	Year ended December 31, 2013

Audit fees (1)	$44,200	$20,500
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$44,200	$20,500

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant filed November 29, 2010 (1)

3.2	3.1	Amended and Restated Articles of Incorporation of Registrant filed November 20, 2012 (2)

3.3	3.1	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on February 20, 2013 (4)

3.3	3.2	By-Laws of the Registrant (1)

3.4	*	Certificate of Designation creating Series A Super-Voting Preferred Stock as filed with the Nevada Secretary of State on April 8, 2015

4.1	4.1	Form of March 2014 Advisory Board Warrant (6)

4.2	4.1	Form of Warrant underlying units sold in June 2014 (9)

4.3	4.1	Form of Non-Statutory Option Agreement under 2015 Equity Incentive Plan for February 2, 2015 Option Issuances (16)

4.4	4.2	Form of Advisory Board and Advisory/Consultant Warrant for February 2, 2015 Warrant Issuances (16)

10.1	10.1	Registrant’s 2012 Equity Incentive Plan (2)

10.2	10.1	Asset Purchase Agreement dated as of November 21, 2012 among Registrant, Local Event Media, Inc., Gannon Giguiere and Alan Johnson (3)

10.3	10.2	Employment Agreement dated as of November 21, 2012 between Registrant and Gannon Giguiere (3)

10.4	10.3	Employment Agreement dated as of November 21, 2012 between Registrant and Alan Johnson (3)

Exhibit No.	SEC Report Reference No.	Description

10.5	10.4	Form of Lock-Up Agreement dated as of November 21, 2012 (3)

10.6	10.5	Form of Indemnification Agreement dated as of November 21, 2012 (3)

10.7	10.6	Split-Off Agreement dated November 21, 2012 among Registrant, Charlie GPS Split Corp. and James Khorozian (3)

10.8	10.7	General Release Agreement dated November 21, 2012 among Registrant, Charlie GPS Split Corp. and James Khorozian (3)

10.9	10.1	Investor Relations Agreement dated March 5, 2013 between Registrant and Hart Partners, LLC (5)

10.10	10.1	Amendment No. 1 dated as of March 10, 2014 to the November 21, 2012 Employment Services Agreement between the Registrant and Gannon Giguiere (6)

10.11	10.2	Amendment No. 1 dated as of March 10, 2014 to the November 21, 2012 Employment Services Agreement between the Registrant and Alan Johnson (6)

10.12	10.3	Employment Services Agreement dated as of March 10, 2014 between the Registrant and Michael D. Rountree (6)

10.13	10.4	Consulting Agreement dated as of March 10, 2014 between the Registrant and Harrison Group, Inc. (6)

10.14	10.5	Service Provider Agreement effective as of March 18, 2014 between the Registrant and ChineseInvestors.com, Inc. (6)

10.15	10.1	Independent Contractor Agreement dated August 13, 2013 between the Registrant and Jigsaw Partners, Inc. (8)

10.16	10.1	Amendment to Independent Contractor Agreement dated as of December 31, 2013 between the Registrant and Jigsaw Partners, Inc. (7)

10.17	10.1	U.S. Patent (No. 8,769,610 B1) titled “Distance Modified Security and Content Sharing” issued to Registrant on July 1,2 014 (9)

10.18	10.1	Consulting Agreement with Vinay Jatwani dated August 12, 2014 (10)

10.19	10.19	Amendment No. 1 to Equity Purchase Agreement made as of August 20, 2014 between Registrant and Kodiak Capital Group, LLC (12)

10.20	10.3	Form of Subscription Agreement for June 2014 unit sales (9)

10.21	10.1	Equity Purchase Agreement entered into as of July 23, 2014 between Registrant and Kodiak Capital Group, LLC (11)

10.22	10.2	Registration Rights Agreement dated July 23, 2014 between Registrant and Kodiak Capital Group, LLC (11)

Exhibit No.	SEC Report Reference No.	Description

10.23	10.23	Consulting Agreement dated as of April 23, 2014 between Registrant and Monarch Bay Securities, LLC (12)

10.24	10.24	Amendment No. 2 to Equity Purchase Agreement made as of September 23, 2014 between Registrant and Kodiak Capital Group, LLC (12)

10.25	10.1	Marketing and Consulting Agreement made as of November 1, 2014 between Registrant and CorProminance, LLC (13)

10.26	10.1	Equity Purchase Agreement between Registrant and Aladdin Trading, LLC dated November 25, 2014 (14)

10.27	10.2	Registration Rights Agreement between Registrant and Aladdin Trading, LLC dated November 25, 2014 (14)

10.28	10.1	Securities Purchase Agreement between Registrant and FireRock Global Opportunities L.P. dated January 6, 2015 (15)

10.29	10.2	Convertible Promissory Note dated January 6, 2015 between Registrant and FireRock Global Opportunities L.P. (15)

10.30	10.3	Warrant dated January 6, 2015 issued to FireRock Global Opportunities L.P. (15)

10.31	10.4	Registration Rights Agreement between Registrant and FireRock Global Opportunities L.P. dated January 6, 2015 (15)

10.32	10.1	Amendment No. 2 dated as of February 2, 2015 to the November 21, 2012, as amended March 10, 2014, Employment Services Agreement between the Registrant and Gannon Giguiere (16)

10.33	10.2	Amendment No. 2 dated as of February 2, 2015 to the November 21, 2012, as amended March 10, 2014, Employment Services Agreement between the Registrant and Alan Johnson (16)

10.34	10.3	Amendment No. 1 dated as of February 2, 2015 to the March 10, 2014 Employment Services Agreement between the Registrant and Michael D. Rountree (16)

10.35	10.4	Registrant’s 2015 Equity Incentive Plan (16)

10.36	10.5	Consulting Agreement dated as of February 2, 2015, between Registrant and Market Pulse Media, Inc. (16)

10.37	10.6	Consulting Agreement dated as of February 2, 2015, between Registrant and JV Holdings, LLC (16)

10.38	10.7	Amendment No. 1 to Consulting Agreement dated as of February 2, 2015, between Registrant and Harrison Group, Inc. (16)

10.39	10.8	Consulting and Development Agreement dated as of February 2, 2015, between Registrant and Meridian Computing, Inc. (16)

Exhibit No.	SEC Report Reference No.	Description

10.40	10.9	Consulting Services Agreement dated as of February 2, 2015, between Registrant and M1 Capital Advisors, LLC (16)

10.41	10.41	Amendment No. 3 dated as of February 27, 2015 to the November 21, 2012, as amended February 2, 2015 and March 10, 2014, Employment Services Agreement between the Registrant and Gannon Giguiere (17)

10.42	10.42	Amendment No. 3 dated as of February 27, 2015 to the November 21, 2012, as amended February 2, 2015 and March 10, 2014, Employment Services Agreement between the Registrant and Alan Johnson (17)

10.43	10.43	Amendment No. 2 dated as of February 27, 2015 to the March 10, 2014, as amended February 2, 2015, Employment Services Agreement between the Registrant and Michael D. Rountree (17)

10.44	*	Convertible, Redeemable $110,000 Note dated December 15, 2014, issued by Registrant to LG Capital Funding LLC

10.45	*	Convertible, Redeemable $55,555 Note dated December 15, 2014, issued by Registrant to JMJ Financial

10.46	*	Convertible, Redeemable $64,000 Note dated December 19, 2014, issued by Registrant to KBM Worldwide, Inc.

10.47	*	Convertible, Redeemable $55,000 Note dated January 23, 2015, issued by Registrant to Tangiers Investment Group, LLC

10.48	*	Convertible, Redeemable $48,000 Note dated January 29, 2015, issued by Registrant to KBM Worldwide, Inc.

10.49	*	Convertible, Redeemable $44,000 Note dated January 23, 2015, issued by Registrant to Adar Bays, LLC

10.50	*	Convertible, Redeemable $44,000 Promissory Note dated March 3, 2015, issued by Registrant to Union Capital, LLC

10.51	*	Amendment dated January 16, 2015 to the December 15, 2014 Convertible, Redeemable Note issued by Registrant to JMJ Financial

10.52	*	Convertible, Redeemable $52,500 Note dated March 18, 2015, issued by Registrant to River North Equity, LLC

10.53	*	Convertible, Redeemable $38,000 Note issued by Registrant to Vires Group, Inc.

14.1	14.1	Registrant’s Code of Ethics (3)

21.1	21.1	List of Subsidiaries (17)

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)        Filed with the Securities and Exchange Commission on March 9, 2011, as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1 (file no. 333-172685), which exhibit is incorporated herein by reference.

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

(9)        Filed with the Securities and Exchange Commission on August 19, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which exhibit is incorporated herein by reference.

(10)      Filed with the Securities and Exchange Commission on August 18, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated August 12, 2014, which exhibit is incorporated herein by reference.

(11)      Filed with the Securities and Exchange Commission on July 24, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated July 23, 2014, which exhibit is incorporated herein by reference.

(12)      Filed with the Securities and Exchange Commission on October 14, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1 (File No. 333-199315), which exhibit is incorporated by reference.

(13)      Filed with the Securities and Exchange Commission on November 6, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated November 1, 2014, which exhibit is incorporated herein by reference.

(14)      Filed with the Securities and Exchange Commission on December 2, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated November 25, 2014, which exhibit is incorporated herein by reference.

(15)      Filed with the Securities and Exchange Commission on January 12, 2015, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated January 6, 2015, which exhibit is incorporated herein by reference.

(16)      Filed with the Securities and Exchange Commission on February 6, 2015, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated February 2, 2015, which exhibit is incorporated herein by reference.

(17)      Filed with the Securities and Exchange Commission on March 6, 2015, as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1 (File No. 333-202595), which exhibit is incorporated herein by reference.

*        Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVENTURE INTERACTIVE, INC.

Dated: April 14, 2015	By:	/s/	Jason Harvey
	Name:		Jason Harvey
	Title:		Chief Executive Officer
(Principal Executive Officer)

Dated: April 14, 2015	By:	/s/	Michael D. Rountree
	Name:		Michael D. Rountree
	Title:		Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gannon Giguiere	President and Chairman of the Board of	April 14, 2015
Gannon Giguiere	Directors

/s/ Alan Johnson	Director	April 14, 2015
Alan Johnson

//s Michael D. Rountree	Chief Financial and Accounting Officer, Director	April 14, 2015
Michael D. Rountree	(Principal Financial and Accounting Officer)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Eventure Interactive, Inc.

Costa Mesa, California

We have audited the accompanying consolidated balance sheets of Eventure Interactive, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of Eventure Interactive, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eventure Interactive, Inc. as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 14, 2015

EVENTURE INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$2,957	$67,762
Deposits	15,196	5,000
Total current assets	18,153	72,762

Software development costs	-	312,973
Fixed assets, net	52,782	33,049
Intangible asset - domain name	-	103,750

Total assets	$70,935	$522,534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$400,323	$121,518
Accrued expenses	924,372	136,070
Related party notes payable	555,250	-
Notes payable, net of discount of $2,889 and $0, respectively	147,111	-
Convertible debt, net of discount of $168,000 and $0, respectively	6,000	-
Derivative liabilities - current	177,149
Total current liabilities	2,210,205	257,588

Derivative liabilities – non-current	328,044	-
Convertible debt, net of debt discount of $55,555 and $0, respectively	-	-
Total liabilities	2,538,249	257,588

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 25,481,323 and 18,807,500 shares issued and outstanding, respectively	25,481	18,807
Additional paid-in-capital	25,242,130	4,599,514
Accumulated deficit	(27,734,925)	(4,353,375)
Total stockholders’ equity (deficit)	(2,467,314)	264,946
Total liabilities and stockholders’ equity (deficit)	$70,935	$522,534

The accompanying notes are an integral part of these consolidated financial statements.

EVENTURE INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014	Year Ended December 31, 2013

Revenues	$-	$-

General and administrative expenses	22,552,999	3,046,187
Impairment of long-lived assets	969,871	-
Operating loss	(23,522,870)	3,046,187

Unrealized gain on derivative liabilities	149,431	-
Interest expense	(8,111)	-
Net loss	$(23,381,550)	$(3,046,187)

Loss per common share – basic and diluted	$(0.96)	$(0.16)
Weighted average number of common shares outstanding	24,392,513	18,922,418

The accompanying notes are an integral part of these consolidated financial statements.

EVENTURE INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of Common Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Total

Balance as of December 31, 2012	17,932,500	$17,932	$1,721,729	$(1,307,188)	$432,473

Common shares issued for cash	825,000	825	824,175	-	825,000
Shares previously subject to redemption	25,000	25	43,725	-	43,750
Stock-based compensation expense	25,000	25	2,009,885	-	2,031,413
Net loss	-			(3,046,187)	(3,048,187)
Balance as of December 31, 2013	18,807,500	18,807	4,599,514	(4,353,375)	264,946

Common shares issued for cash, net of relative fair value of warrant derivative liabilities	2,167,050	2,167	1,123,209		1,125,376
Stock-based compensation expense	4,506,773	4,507	19,519,407		19,523,914
Net loss	-	-	-	(23,381,550)	(23,381,550)
Balance as of December 31, 2014	25,481,323	$25,481	$25,242,130	$(27,734,925)	$(2,467,314)

The accompanying notes are an integral part of these consolidated financial statements.

EVENTURE INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(23,381,550)	$(3,046,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19,523,914	2,009,910
Depreciation and amortization expense	20,698	4,951
Impairment of long-lived assets	969,871	-
Unrealized gain on warrant derivative liabilities	(149,431)	-
Amortization of debt discount on convertible notes	8,111	-
Changes in operating assets and liabilities:
Accounts payable	195,446	110,548
Accrued expenses	769,576	53,580
Net cash used in operating activities	(2,043,365)	(867,198)

Cash flows from investing activities
Software development costs	(455,309)	(204,683)
Deposits	(10,196)	(5,000)
Acquisition of fixed assets	(36,185)	(38,000)
Net cash used in investing activities	(501,690)	(247,683)

Cash flows from financing activities
Proceeds from related party loans	802,607	-
Repayments of related party loans	(247,357)	-
Proceeds from notes payable	145,000	-
Proceeds from convertible notes	205,000	-
Proceeds from sale of common stock and warrants	1,575,000	825,000
Net cash provided by financing activities	2,480,250	825,000

Net change in cash	(64,805)	(289,881)

Cash at beginning of the year	67,762	357,643

Cash at end of the year	$2,957	$67,762

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

Noncash investing and financing transactions:
Common stock issued for purchase of domain name	$-	$43,750
Fair value of warrant derivative liabilities issued in common stock offering	$449,624	$-
Debt discount – variable conversion feature derivative liabilities	$205,000	$-
Software development costs in accounts payable and accrued expenses	$97,839	$-
Fixed assets in accrued expenses	$4,246	$-

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $27,734,925 as of December 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Since the Company is in a loss position, it has excluded stock options and warrants from its calculation of diluted net loss per common share. At December 31, 2014, the Company had 2,583,744 stock options and 3,760,831 warrants and 2,788,688 shares issuable upon the conversion of convertible debt that would have been included in its calculation of diluted net loss per common share if they were not anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At December 31, 2014 and 2013, the Company's bank deposits did not exceeded the insured amounts.

Software Development Costs

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with authoritative guidance until the product is available for general release. The Company determined its software development costs were fully impaired during the year ended December 31, 2014, and the Company recorded impairment expense of $866,121.

Fixed Assets

Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful life of the asset. The Company’s fixed assets are comprised of computer equipment and the estimated life of computer equipment is three years.

Intangible Asset - Domain Name

The Company considers the domain name an indefinite-lived intangible asset and will test for impairment on an annual basis. The Company determined that the domain name was fully impaired during the year ending December 31, 2014, and the Company recorded impairment expense of $103,750.

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

Derivative Liabilities

The Company reviews the terms of the common stock, convertible debt and warrants it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Subsequent Events

The Company has evaluated all transactions from December 31, 2014 through the financial statement issuance date for disclosure consideration.

New Accounting Pronouncements

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

The Company’s management does not believe that any other recently issued pronouncements will have a material effect on the Company’s financial statements.

3. FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2014	December 31, 2013
Computer equipment	78,431	$38,000
Less: Accumulated depreciation	(25,649)	$(4,951)
	52,782	$33,049

Depreciation expense for the years ended December 31, 2014 and 2013 was $20,698 and $4,951, respectively.

4. RELATED PARTY TRANSACTIONS

During July 2013, the Company entered into a one-year lease for office space with an entity that is 12% owned by the Chief Executive Officer (“CEO”) of the Company. The Company incurred expenses of $10,422 to this entity during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company’s CEO loaned the Company a total of $422,500 (of which $232,250 has been repaid as of December 31, 2014). The loans bear interest at 1% per annum. At December 31, 2014, $190,250 of the loans are outstanding and owed to the CEO and due in 2015.

During the year ended December 31, 2014, the Company’s CFO loaned the Company a total of $55,107 (of which $15,107 has been repaid as of December 31, 2014). The loans bear interest at 1% per annum. At December 31, 2014, $40,000 of the loans are outstanding and owed to the CFO. Of the loans outstanding, $15,000 was payable during December 2014 and is in default at December 31, 2014, and $25,000 was payable in January 2015.

During the year ended December 31, 2014, a Director of the Company loaned the Company a total of $275,000, of which $150,000 is due on demand and $100,000 was due in December 2014 and was in default at December 31, 2014 and $25,000 was payable in January 2015. The loans bear interest at 1% per annum.

During the year ended December 31, 2014, a related party of an officer of the Company loaned the Company $50,000 in aggregate which was payable in January 2015. The loans bear interest at 1% per annum.

5. NOTES PAYABLE

During August 2014, the Company received $45,000 in cash for a $50,000 promissory note due in June 2015. The promissory note has no stated interest rate. The Company is recognizing the $5,000 original issue discount as interest expense over the life of the promissory note. As of December 31, 2014, the Company has amortized $2,111 of original issue discount to interest expense.

During the year ended December 31, 2014, the Company received $100,000 in cash from third parties in exchange for $100,000 of notes payable bearing interest at 1% per annum. At December 31, 2014, these notes payable were in default as they became due prior to December 31, 2014.

6. CONVERTIBLE NOTES PAYABLE

LG Convertible Note

On December 15, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC (“LG”) pursuant to which LG purchased an 8% redeemable, convertible note (the “LG Note”) from the Company in the principal amount of $110,000 due December 15, 2015. The LG Note was subject to an original issue discount of $15,000 resulting in a purchase price of $95,000. The LG Note is convertible by LG, at its option, any time after 180 days from the date of issuance at a conversion price equal to 62% of the lowest closing bid price for our common stock for the twenty trading days prior to the date upon which LG provides us with a notice of conversion. The LG Note may be prepaid by us any time within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 145% for a prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 day period is 121%, for the 61-90 day period is 127%, for the 91-120 day period is 133%, and for the 121-150 day period is 139%. The LG Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

The conversion price of the $110,000 variable conversion price note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the derivative was $113,364 at the issuance date. Debt discount was recorded up to the $110,000 purchase price of the note (of which $15,000 is an original issue discount) and is amortized to interest expense over the term of the note. The fair value of the beneficial conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $18,364 was expensed immediately as unrealized loss on derivative obligation.

JMJ Convertible Note

On December 15, 2014, JMJ Financial (“JMJ”), a Nevada sole proprietorship, purchased a redeemable, convertible note (the “JMJ Note”) from us in the principal amount of $55,555 due December 15, 2016. The JMJ Note was subject to an original issue discount resulting in a purchase price of $50,000. The JMJ Note, including accrued interest due thereon, is convertible by JMJ, at its option, any time after 180 days from the date of issuance at a conversion price equal to the lesser of $0.16 or 60% of the average of the two lowest trading prices during the twenty trading days prior to conversion. The JMJ Note may be prepaid by us any time within 120 days from the date of issuance without payment of interest. If we do not prepay the JMJ Note within such 120 day period, a one-time interest charge of 12% will be applied to the principal amount. The JMJ Note becomes immediately due and payable upon certain events of default and subjects us to significant default penalties. JMJ may provide us with additional loans on the same terms pursuant to which JMJ would receive notes which, together with the JMJ Note, aggregate to $250,000. The JMJ Note was amended on January 16, 2015 to, among other things, remove a provision which had provided that if, at any time while the JMJ Note is outstanding, we issued securities on more favorable terms than those contained in the JMJ Note, JMJ had the option to include the more favorable terms in the JMJ Note.

The conversion price of the $55,555 variable conversion price note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the derivative was $56,263 at the issuance date. Debt discount was recorded up to the $50,000 purchase price of the note (of which $5,555 is an original issue discount) and is amortized to interest expense over the term of the note. The fair value of the beneficial conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $6,263 was expensed immediately as unrealized loss on derivative obligation.

KBM Convertible Note

On December 19, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. (“KBM”) pursuant to which KBM purchased an 8% redeemable convertible note from us in the principal amount of $64,000 due September 19, 2015 (the “KBM Note”). The Company received cash proceeds of $60,000 for this note. The KBM Note is convertible by KBM at its option any time after 180 days from issuance at a conversion price equal to 58% of the average of the lowest three trading prices for our common stock during the ten trading day period prior to the date on which KBM provides us with a conversion notice. The KBM Note may be prepaid by us any time within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 140% for prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 day period is 120%, for the 61-90 day period is 125%, for the 91-120 day period is 130% and for the 121-150 day period is 135%. The KBM Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

The conversion price of the $64,000 variable conversion price note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the derivative was $63,980 at the issuance date. Debt discount was recorded up to the $64,000 purchase price of the note and is amortized to interest expense over the term of the note. The fair value of the beneficial conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $3,980 was expensed immediately as unrealized loss on derivative obligation.

7. DERIVATIVE LIABILITIES

Warrants

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

Activity for derivative warrant liabilities during the year ended December 31, 2014 was as follows:

		Initial valuation
		of derivative	Decrease
		liabilities upon	in
	Balance at	issuance of new	fair value of	Balance at
	December 31,	warrants during	derivative	December 31,
	2013	the year	liability	2014
Derivative warrant instruments	$-	$449,624	$(179,695)	$269,929

The fair value of these warrants was valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.61%, (2) term of 8 years, (3) expected stock volatility of 174%, (4) expected dividend rate of 0%, and (5) common stock price of $2.35.

The fair value of these warrants was valued on December 31, 2014 using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.04%, (2) term of 7.47 years, (3) expected stock volatility of 153%, (4) expected dividend rate of 0%, and (5) common stock price of $0.14.

Derivative conversion feature on convertible debt

Activity for variable conversion feature debt during the year ended December 31, 2014 was as follows:

		Initial valuation
		of derivative	Increase
		liabilities upon	in
	Balance at	issuance of variable feature	fair value of	Balance at
	December 31,	convertible debt	derivative	December 31,
	2013	during the year	liability	2014
LG Convertible Note	$-	$95,000	$15,867	$110,867
JMJ Convertible Note	-	50,000	8,115	58,115
KBM Convertible Note	-	60,000	6,282	66,282
Total	$-	$205,000	$30,264	$235,264

The fair value of these derivatives was valued on the date of the issuances of the convertible debt using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 0.22% - 0.25%, (2) term of 0.76- 2 years, (3) expected stock volatility of 90% - 137%, (4) expected dividend rate of 0%, and (5) common stock price of $0.15 - $0.16.

The fair value of these derivatives was valued on December 31, 2014 using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 0.25%, (2) term of 0.73 – 1.96 years, (3) expected stock volatility of 91% -142%, (4) expected dividend rate of 0%, and (5) common stock price of $0.14.

8. STOCKHOLDERS’ EQUITY

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

During 2014, the Company issued 1,275,000 shares of common stock at a price of $1.00 per share for total cash proceeds of $1,275,000. The Company also issued 892,050 shares of common stock for $300,000. See Kodiak below.

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

Kodiak

On July 23, 2014, the Company entered into an Equity Purchase Agreement and a Registration Rights Agreement with Kodiak Capital Group, LLC (“Kodiak”) in order to establish a source of funding for the Company. Under the Equity Purchase Agreement, Kodiak agreed to provide the Company with up to $3,000,000 of funding upon effectiveness of a registration statement on Form S-1. Following effectiveness of the registration statement, the Company could deliver puts to Kodiak under the Equity Purchase Agreement under which Kodiak was obligated to purchase shares of the Company’s common stock based on the investment amount specified in each put notice, which investment amount may be any amount up to $3,000,000 less the investment amount received by the Company from all prior puts, if any. The number of shares of the Company’s common stock that Kodiak could purchase pursuant to each put notice was determined by dividing the investment amount specified in the put by the purchase price. The purchase price per share of common stock was set at eighty (80%) of the market price of the Company’s common stock with market price being defined as the lowest daily value weighted average trading price for our common stock for any trading day during the five consecutive trading days immediately following the date of the put notice to Kodiak.

On October 22, 2014, we provided a Put Notice to Kodiak for cash proceeds of $300,000 to the Company. The lowest daily value weighted average trading price for our common stock during the pricing period which ended on October 29, 2014 was $0.42 per share resulting in a purchase price of $0.34 per share. Based thereon, the number of put shares issued to Kodiak under the put was 892,050. The excess estimated put shares (1,407,950 shares) delivered to Kodiak were returned to the Company’s transfer agent but have yet to be cancelled. On November 13, 2014, we terminated the Equity Purchase Agreement with Kodiak.

Aladdin

On November 25, 2014, we entered into an Equity Purchase Agreement and a Registration Rights Agreement with Aladdin Trading, LLC (“Aladdin”) in order to establish a source of funding for us. Under the Investment Agreement, Aladdin agreed to provide us with up to $5,000,000 of funding upon effectiveness of a registration statement. Following effectiveness of the registration statement, we can deliver puts to Aladdin under the Equity Purchase Agreement under which Aladdin will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice, which investment amount may be any amount up to $5,000,000 less the investment amount received by us from all prior puts, if any. Puts may be delivered by us to Aladdin until the earlier of December 31, 2015 or the date on which Aladdin has purchased an aggregate of $5,000,000 of put shares. The number of shares of our common stock that Aladdin will purchase pursuant to each put notice (“Put Shares”) will be determined by dividing the investment amount specified in the put by the purchase price. The purchase price per share of common stock will be set at 50% of the Market Price for our common stock with Market Price being defined as the volume weighted average trading price for our common stock during the three consecutive trading days immediately following the date of our put notice to Aladdin (the “Pricing Period”). There is no minimum amount that we can put to Aladdin at any one time. On the put notice date, we are required to deliver put shares (“Estimated Put Shares”) to Aladdin in an amount determined by dividing the closing price on the trading day immediately preceding the put notice date multiplied by 50% and Aladdin is required to simultaneously deliver to us the investment amount indicated on the put notice. At the end of the Pricing Period, when the purchase price is established and the number of Put Shares for a particular put is determined, Aladdin must return to us any excess Put Shares provided as Estimated Put Shares or alternatively we must deliver to Aladdin any additional Put Shares required to cover the shortfall between the amount of Estimated Put Shares and the amount of Put Shares. At the end of the pricing period we must also return to Aladdin any excess related to the investment amount previously delivered to us. Pursuant to the Equity Purchase Agreement, Aladdin and its affiliates will not be issued shares of our common stock that would result in Aladdin’s beneficial ownership equaling more than 9.99% of our outstanding common stock. Pursuant to the Registration Rights Agreement, we will be registering 20,000,000 shares of our common stock for issuance to and sale by Aladdin pursuant to the Equity Purchase Agreement. Unless the price of our common stock increases substantially, we will not have access to the full commitment amount under the Equity Purchase Agreement.

Common Stock issued for Services

On January 28, 2014, the Company issued 850,000 shares of common stock in aggregate to its CEO, CFO and President for services. The common stock was valued at the grant date closing price of $3.19 per share, and totaled $2,711,500 which the Company recorded as stock compensation during the year ended December 31, 2014. On March 10, 2014, the Company issued 2,800,000 shares of common stock in aggregate to its CEO, CFO and President for services. The common stock was valued at the grant date closing price of $3.16 per share, and totaled $8,848,000 which the Company recorded as stock compensation during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company issued 856,773 shares of common stock to consultants for services at various dates. The Company recorded stock-based compensation expense of $1,864,443 based on the grant date fair value in connection with the issuance of these shares.

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

A summary of stock option activity is presented below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2013	1,433,650	$0.54		-
Granted	1,722,500	1.00
Exercised
Forfeited	(572,406)	0.75
Outstanding at December 31, 2014	2,583,744	$0.81	8.74	$-
Exercisable at December 31, 2014	1,334,469	$0.71	8.47	-

During the years ended December 31, 2014 and 2013, the Company recognized stock-based compensation expense of $3,078,393 and $1,950,410, respectively, related to stock options. As of December 31, 2014, there was $1,662,863 of total unrecognized compensation cost related to non-vested stock options.

Warrant Awards

On March 10, 2014, the Company issued warrants to purchase 750,000 shares of its common stock granted with an exercise price of $1.00 per share to third parties for services. The stock price on the grant date was $3.16 per share. As a result, the intrinsic value for these warrants on the grant date was $1,620,000. The fair value of these warrants was approximately $2,361,731 and was valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.67%, (2) term of 10 years, (3) expected stock volatility of 170%, and (4) expected dividend rate of 0%. All of the warrants vested immediately.

On April 30, 2014, the Company issued warrants to purchase 250,000 shares of its common stock granted with an exercise price of $1.00 per share to a third party for services. The stock price on the grant date was $2.65 per share. As a result, the intrinsic value for these warrants on the grant date was $412,500. The fair value of these warrants was approximately $659,847 and was valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.00%, (2) term of 10 years, (3) expected stock volatility of 170%, and (4) expected dividend rate of 0%. All of the warrants vested immediately.

On June 18, 2014, in connection with the issuance of common stock to a third party, the Company issued warrants to to purchase 1,800,000 shares of its common stock granted with an exercise price of $1.00 per share. At December 31, 2014, the exercise price was reduced to $0.90 per share and 210,831 additional warrants were issued pursuant to the anti-dilution features of the warrants.

A summary of warrant activity is presented below:

			Weighted-average
		Weighted-average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2013	750,000	0.01
Granted	2,800,000	1.00
Warrants issued pursuant to anti-dilution adjustments	210,831	0.90
Exercised	-	-
Expired/Forfeited	-	-
Outstanding and exercisable at December 31, 2014	3,760,831	$0.75	8.27	$97,500

9. INCOME TAXES

As of December 31, 2014, the Company had net operating loss carry forwards of $4,359,130 and that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2014	2013
Deferred tax assets:
Net operating loss carry forward	$1,774,275	$452,231
Less: valuation allowance	(1774,275)	(452,321)
Net deferred tax assets	$-	$-

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2014.

10. COMMITMENTS

Consulting Agreements

During August 2014, the Company entered into a 2-year consulting services agreement with an individual. Pursuant to the agreement, the individual will be paid $50,000 per year. In connection with the consulting services agreement, the individual assigned to the Company all of the assets owned by the individual related to the individual’s business operations being conducted through the name Gift Ya Now including, but not limited to, software code base, original design / creative elements, domain name and all strategic business relationships. The assets assigned to the Company had a fair value of $0.

Effective October 28, 2014, , the Company entered into a consulting agreement with OTC Media, LLC (“OTC Media”) pursuant to which OTC Media provides us with investor and public relations services. The services may include public relations and direct mail campaigns. In connection therewith, we pay OTC Media a service fee equal to 20% of the cost of the campaigns together with reimbursement for the cost of the campaigns. In November 2014, OTC Media conducted a campaign on our behalf at a cost of $100,000 and received a $20,000 service fee. The consulting agreement is in effect until December 31, 2015 and is subject to renewal.

During November 2014, the Company entered into a one-year Marketing and Consulting Agreement with CorProminence LLC (“Cor”) a New York limited liability corporation, pursuant to which Cor will provide us with shareholder and investor relations services in the form of road shows with the financial community, sponsorship and participation in financial industry trade shows, creation of informational packages for prospective investors, investor relations promotional activities and the production and distribution of executive interviews. In connection with such services, we are paying Cor $10,000 per month, payable monthly in advance and issued Cor 217,175 shares of our restricted common stock on November 1, 2014. The agreement may be terminated by either party for any reason upon 30 days prior written notice. If the agreement is terminated by us, Cor is entitled to retain the monthly cash fee paid to Cor after the notice but prior to the effective date of termination unless such termination is due to Cor’s negligence, gross misconduct or breach of its representations, warranties and a material provision set forth in the agreement. Further, if we terminate the agreement for any reason, Cor is required to return to us a proportionate amount of the compensation shares based upon the number of days of the one-year term that the agreement was in effect prior to termination.

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

11. FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Warrant derivatives	$-	$-	$269,929	$269,929
Variable conversion - convertible debt derivatives			235,264	235,264
Total	$-	$-	$505,193	$505,193

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Year ended December 31,
	2014	2013
Beginning balance	$-	$-
Additions	654,624
Change in fair value	(149,431)	-
Ending balance	$505,193	$-

Change in unrealized gain included in earnings	$149,431	$-

12. SUBSEQUENT EVENTS

Aladdin Equity Purchase Agreement

On February 2, 2015, we delivered a put notice to Aladdin for $75,000. This resulted in our issuance of 1,153,847 shares to Aladdin. On February 20, 2015, we delivered a second put notice to Aladdin for $100,000. This resulted in our issuance of 1,538,462 shares to Aladdin, 198,877 of which were required to be returned to us for cancellation resulting in a net issuance of 1,339,585 shares to Aladdin as the 1,538,462 share issuance represented an estimate as to the number of shares covered by the put. Aladdin owes us $25,000 from the second put. On March 10, 2015, we delivered a third put notice to Aladdin for $100,000. This resulted in our issuance of 2,352,942 shares to Aladdin. Based upon the price of our common stock for the third put valuation period we were required to issue an additional 58,322 shares to Aladdin resulting in a net issuance of 2,411,265 shares pursuant to the third put. We have deducted 58,323 shares from the share amount required to be returned to us from the second put and are now entitled to the return of 140,554 shares from the second put share issuance. Aladdin owes us $100,000 from the third put.

Common stock issued for services

The Company issued 50,000 shares of common stock for services during January 2015. The Company issued an additional 200,000 shares of common stock for services during March 2015.

Related Parties

Gannon Giguiere

On January 15, 2015, we received a $14,000 loan from Gannon Giguiere paying interest at the rate of 1% per annum. The loan was converted into common stock on February 2, 2015 (see below).

On February 2, 2015, we entered into Amendment No. 2 to the November 21, 2012 Employment Services Agreement, as amended on March 10, 2014, between us and Gannon Giguiere, our Chief Executive Officer, Secretary and Chairman. The amendment reduced Mr. Giguiere’s base annual salary from $180,000 to $1, clarified the provision under which we can issue bonuses to Mr. Giguiere, and provided for the issuance of 5,000,000 shares of our common stock (which were granted piggyback registration rights) and 2,000,000 stock options which have a ten-year term and are exercisable for the purchase of 2,000,000 shares of our common stock at a price of $0.10 per share. The stock options vest monthly and ratably over the 36-month period commencing upon issuance.

On February 2, 2015, $351,000 in accrued salary due to Gannon Giguiere was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 5,014,286 shares of common stock. Piggyback registration rights apply to these shares.

On February 2, 2015, $64,050 in principal and $279 in interest due thereon with respect to the loan made by Gannon Giguiere to us on November 10, 2014, $67,500 in principal and $124 in interest due thereon with respect to the loan made by Gannon Giguiere to us on November 28, 2014, $15,000 in principal and $21 in interest due thereon with respect to the loan made by Gannon Giguiere to us on December 15, 2014, and $14,000 in principal and $7 in interest due thereon with respect to the loan made by Gannon Giguiere to us on January 15, 2015, or an aggregate of $160,981 was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 2,299,729 shares of common stock to Mr. Giguiere. Piggyback registration rights apply to these shares.

Alan Johnson

On February 2, 2015, we entered into Amendment No. 2 to the November 21, 2012 Employment Services Agreement, as amended on March 10, 2014, between us and Alan Johnson, our Chief Corporate Development Officer. The amendment reduced Mr. Johnson’s base annual salary from $180,000 to $1, clarified the provision under which we can issue bonuses to Mr. Johnson, and provided for the issuance of 2,000,000 shares of our common stock (which were granted piggyback registration rights) and 1,000,000 stock options to Mr. Johnson upon execution of the amendment. The stock options were issued under our 2015 Equity Incentive Plan as non-statutory stock options. The stock options have a ten-year term and are exercisable for the purchase of 1,000,000 shares of our common stock at a price of $0.10 per share. The stock options vest monthly and ratably over the 36-month period commencing upon issuance.

On February 2, 2015, $339,780 in accrued salary due to Alan Johnson was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 4,853,571 shares of common stock to Mr. Johnson. Piggyback registration rights apply to these shares.

On February 2, 2015, $150,000 in principal and $777 in interest due thereon with respect to the loan made by Alan Johnson to us on July 29, 2014, and $9,842 in principal and $362 in interest due thereon with respect to the loan made by Alan Johnson to us on September 24, 2014, or an aggregate of $160,981 was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 2,299,729 shares of common stock to Mr. Johnson. Piggyback registration rights apply to these shares.

Michael Rountree

On February 12, 2015, we received a $10,000 loan from Michael Rountree paying interest at the rate of 1% per annum. The loan is due and payable on May 13, 2015.

On February 2, 2015, we entered into Amendment No. 1 to the March 10, 2014 Employment Services agreement between us and Michael Rountree, our Chief Financial Officer and Treasurer. The Amendment reduced Mr. Rountree’s base annual salary from $180,000 to $1, clarified the provision under which we can issue bonuses to Mr. Rountree and provided for the issuance of 2,000,000 shares of our common stock (which were granted piggyback registration rights) and 1,000,000 stock options to Mr. Rountree upon execution of the amendment. The stock options were issued under our 2015 Equity Incentive Plan as non-statutory stock options. The stock options have a ten-year term and are exercisable for the purchase of 1,000,000 shares of our common stock at a price of $0.10 per share. The stock options vest monthly and ratably over the 36-month period commencing upon issuance.

On February 2, 2015, $227,435 in accrued salary due to Michael Rountree, our Treasurer and Chief Financial Officer, was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 3,249,071 shares of common stock to Mr. Rountree. Piggyback registration rights apply to these shares.

On February 2, 2015, $15,000 in principal and $63 in interest due thereon with respect to the loan made by Michael Rountree to us on September 30, 2014, and $25,000 in principal and $80 in interest due thereon with respect to the loan made by Michael Rountree to us on October 9, 2014, or an aggregate of $40,143 was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 573,471 shares of common stock to Mr. Rountree. Piggyback registration rights apply to these shares.

Loans

FireRock Securities Purchase Agreement

On January 6, 2015 we entered into a Securities Purchase Agreement (“SPA”) with FireRock Global Opportunities Fund L.P., a Delaware limited partnership (“FireRock”), pursuant to which we issued and sold to FireRock a convertible promissory note, dated January 6, 2015, in the principal amount of $137,500 (the “Initial Note”). The Initial Note was subject to an original issue discount resulting in our receipt of $125,000 in proceeds. In connection with the SPA, we also issued to FireRock 250,000 shares of our restricted common stock and a five-year warrant, dated January 6, 2015, to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share. The SPA and a related Registration Rights Agreement between us and FireRock, dated January 6, 2015, provide for us to register the shares issuable upon conversion of the Initial Note and Second Note, as hereinafter defined, and the exercise of the warrant. The Initial Note and Second Note are hereinafter referred to collectively as the Notes. We were required to file a registration statement with respect to the shares underlying the Notes and warrant within 60 days of the January 6, 2015 issuance date and have such registration statement declared effective not more than 150 days following the issuance date. We filed the registration statement on March 6, 2015. FireRock purchased a second convertible promissory note from us in the principal amount of $137,500 (the “Second Note”) three business days following the effective date of the registration statement. The Second Note is identical, in all material respects, to the Initial Note. The Second Note is also subject to an original issue discount and resulted in our receipt of $125,000 in additional proceeds. The Notes have six-month terms and provide for payment of interest on the principal amount at maturity at the rate of 1% per annum.

The Notes, including accrued interest thereon, can be prepaid by us, in whole or in part, at any time prior to maturity, upon three trading days prior written notice, at a premium of 135%. The premium rate also applies to any default interest which may be due at the time of prepayment. Default interest, at the rate of 15% per annum, will become due in the event that we fail to pay principal or interest when due on the Notes. The Notes are convertible at any time after issuance at the lower of (i) $0.20 per share or (ii) 60% (50% upon an Event of Default) of the volume weighted average price for our common stock during the three consecutive trading days immediately preceding the trading day on which we receive a notice of conversion. The SPA further provides that if we complete a registered primary public offering of our securities at any time during which the Notes remain outstanding, that the Notes can be converted at the closing of such offering at a conversion price equal to a 10% discount to the offering price to investors in the offering. We are required to reserve 20,000,000 shares of our common stock to cover Note conversions and register all such shares in the registration statement. We are also required to cause our transfer agent to issue and transfer shares to the holders of the Notes within one trading day of our receipt of a conversion notice. The failure to do so constitutes an Event of Default under the Notes. Other Events of Default including, but are not limited to, our failure to pay principal and interest when due, a material breach by us of any of the terms of the FireRock transaction documents, a breach of any representation or warranty made by us in the FireRock transaction documents having a material adverse effect on the holder of the Notes, our appointment of a receiver or trustee, our becoming bankrupt, our stock becoming delisted, our failure to comply with our reporting requirements under the Securities Exchange Act of 1934, our cessation of operations, our dissolution or liquidation, our failure to maintain any of our material assets, certain restatements of our financial statements, our effectuation of a reverse stock split, and certain unvacated judgments against us involving more than $50,000. Subject to applicable cure periods, the Notes become immediately due and payable upon the occurrence and during the continuation of Events of Default.

The face amount of purchase price of the Initial Note is $312,500. This consists of the actual amount funded of $125,000, $12,500 in original issue discount, $125,000 to reflect the potential conversion amount penalty in the case of an uncured Event of Default and $50,000 to reflect a potential penalty in the event the registration statement is not filed within 60 days of January 6, 2015 or declared effective within 150 days of January 6, 2015. The face amount of purchase price of the Second Note will be $262,500 consisting of the $125,000 amount to be funded, $12,500 in original issue discount and $125,000 to reflect the potential conversion amount penalty in the case of an uncured Event of Default. Accordingly, the aggregate face uncured amount of the Notes will be $575,000. If we determine to prepay the Notes prior to their respective maturity dates, the 135% prepayment principal premium will be applied, in the case of each of the Notes, against the $137,500 principal amount of each of the Notes and against the accrued interest due thereon. If the holder of the Notes determines to convert the Notes prior to the respective maturity dates, the conversion will likewise be made against the $137,500 principal amount of the Notes and all accrued interest due thereon. Subject to applicable cure periods, upon the occurrence and during the continuation of any Event of Default, the Notes will become immediately due and payable and we will be required to pay to the holder of the Notes, in full satisfaction of our obligation thereunder, an amount equal to (i) in the case of payments to be made in common stock, the conversion rate described above against $575,000 ($525,000 if the registration obligations have been satisfied) together with accrued interest and default interest due on the Notes through the date of payment, or (ii) in the case of payments to be made in cash, $325,000 ($275,000 if the registration obligations have been satisfied) together with accrued interest and default interest due thereon through the date of the payment multiplied by 145%. The amounts payable upon default, whether in cash or stock, will be proportionately reduced in case we make partial payments of principal or holder converts part of the Notes prior to any such default. Holder may, in its sole discretion, determine to take payment part in stock and part in cash.

KBM

On January 29, 2015, we entered into a second Securities Purchase Agreement with KBM pursuant to which KBM purchased an 8% redeemable convertible note from us in the principal amount of $48,000 due November 2, 2015. All of the other material terms of the note are identical to the terms of the KBM Note entered into in December 2014.

Tangiers

On January 23, 2015, we entered into a Note Purchase Agreement with Tangiers Investment Group, LLC (“Tangiers”) pursuant to which Tangiers purchased a one-year 10% Convertible Promissory Note from us in the principal amount of $55,000 (the “Tangiers Note”). The Tangiers Note was subject to an original issue discount resulting in a purchase price of $50,000. The Tangiers Note, including accrued interest due thereon, is convertible by Tangiers, at its option, any time after 180 days from the date of issuance at a conversion price equal to 52% of the lowest trading price for our common stock during the twenty trading days prior to conversion. The conversion price will be further reduced by 10% if we are placed on “chill” status with DTC until such “chill” is remedied and will be reduced by 5% if we are not DWAC eligible. The Tangiers Note may be prepaid by us within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 145% for a prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 day period is 121%, for the 61-90 day period is 127%, for the 91-120 day period is 133%, and for the 121-150 day period is 139%. The Tangiers Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties. By mutual agreement, Tangiers may provide us with additional funding on the same terms up to an aggregate principal amount of $330,000 during the 9-month period which commenced on January 23, 2015.

Adar

On January 23, 2015, we entered into a Securities Purchase Agreement with Adar Bays, LLC (“Adar”) pursuant to which Adar purchased an 8% redeemable, convertible promissory note (the “Adar Note”) from us in the principal amount of $44,000 due January 23, 2016. The Adar Note was subject to an original issue discount resulting in a purchase price of $40,000. The Adar Note, including accrued interest due thereon, is convertible by Adar, at its option, any time after 180 days from the date of issuance at a conversion price equal to 62% of the lowest closing bid price for our common stock during the twenty trading days prior to conversion. In the event that our common stock becomes subject to a DTC “chill”, the conversion price formula will be reduced from 62% to 52% while the “chill” remains in effect. The Adar Note may be prepaid by us within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 145% for a prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 day period is 121%, for the 61-90 day period is 127%, for the 91-120 day period is 133% and for the 121-150 day period is 139%. The Adar Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

Union Capital

On March 3, 2015, we entered into a Securities Purchase Agreement with Union Capital, LLC (“Union”) pursuant to which Union purchased an 8% redeemable, convertible note (the “Union Note”) from us in the principal amount of $44,000 due March 3, 2016. The Union Note was subject to an original issue discount resulting in a purchase price of $40,000. The Union Note is convertible by Union, at its option, any time after 180 days from the date of issuance at a conversion price equal to 62% of the lowest closing bid price for our common stock for the twenty trading days prior to the date upon which Union provides us with a notice of conversion. The Union Note may be prepaid by us any time within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 145% for a prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 day period is 121%, for the 61-90 day period is 127%, for the 91-120 day period is 133%, and for the 121-150 day period is 139%. The Union Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

River North

On March 18, 2015, we entered into a Convertible Note Purchase Agreement with River North Equity, LLC (“River North”) an Illinois limited liability corporation, pursuant to which River North purchased a 9% Convertible Note (the “River North Note”) from us in the principal amount of $52,500. The River North Note was subject to an original issue discount resulting in our receipt of $47,250 in proceeds. The River North Note is convertible by River North, at its option, any time after 180 days from issuance at a conversion price equal to 60% of the lowest trading price for our common stock during the twenty trading days prior to the date on which River North provides us with a conversion notice. The conversion price formula will be reduced from 60% to 50% if we are not DWAC eligible. The River North Note contains a right of first refusal in favor of River North with regard to certain future borrowings by us for the term of the River North Note. The River North Note may be prepaid by us any time prior to our receipt of a conversion notice from River North in an amount equal to 105% multiplied by the sum of the then outstanding principal amount of the River North Note plus (i) accrued and unpaid interest due on the principal amount; and (ii) default interest and penalty payments, if any, due on the River North Note at the time of prepayment. The River North Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

VGI

On April 8, 2015, we entered into a Securities Purchase Agreement with Vires Group, Inc. (“VGI”), a New York Corporation, pursuant to which VGI purchased a 12% redeemable, convertible note (the “VGI Note”) from us in the principal amount of $38,000 due January 2016. The VGI Note is convertible by VGI, at its option, any time after 180 days from issuance at a conversion price equal to 50% of the average of the three lowest trading prices for our common stock during the twenty-day trading period prior to the date on which VGI provides us with a conversion notice. The VGI Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

Consulting Agreements

On February 2, 2015, we entered into a one-year Consulting and Development Agreement with Meridian Computing, Inc. (“MCI”) pursuant to which MCI provides us with services which include (i) software development services; (ii) assisting us with our product requirements, release schedules and client-server dependencies; and (iii) assisting us with our gathering and specification requirements related to mobile architecture and implementation. We are paying MCI for the services at the rate of $19,200 per month or $230,400 on an annualized basis. The annualized fee amount is payable by us in advance. We can terminate the agreement upon 30 days prior written notice. Upon any such termination, MCI is able to retain the cash fee payment.

On February 2, 2015, we entered into a one-year Consulting Agreement with JV Holdings, LLC (“JV”) pursuant to which JV provides us with investor relations and related services. The agreement is automatically renewable for additional one-year terms unless either party notifies the other of its intention not to renew not less than 30 days prior to the end of the existing term. In the event of a renewal, the parties will re-negotiate the cash and stock fees payable to JV under the agreement. We are paying JV a monthly cash fee of $6,000 per month or an aggregate of $72,000 for the initial one-year term, which annualized fee is payable in full, in advance. Pursuant to the agreement, we issued 350,000 shares of our restricted common stock to JV, as a stock fee. The agreement may be terminated by us upon 30 days prior written notice. In such event, JV is entitled to retain the cash and stock fees it has received prior to the date of termination.

On February 2, 2015, we entered into Amendment No. 1 to our March 10, 2014 Consulting Agreement with Harrison Group, Inc. (“HG”) which extended the term of the Consulting Agreement for an additional two years through August 31, 2017. Pursuant to the term extension, we issued 1,500,000 shares of our restricted common stock to HG.

On February 2, 2015, we entered into a Consulting Agreement with M1 Capital Advisors LLC (“M1”) pursuant to which M1 is providing us with strategic and corporate consulting services which include (i) the development and refinement of our business plan; (ii) market and competitive research assessment; (iii) preparation of investor presentation materials; (iv) review of product features; and (v) development of marketing strategies and initiatives. The agreement terminates on December 31, 2015. We will pay M1 a $110,000 cash fee for the services which is payable in advance. The agreement is renewable 60 days prior to the end of the term upon mutual agreement of the parties.

On February 2, 2015, we entered into a one-year Consulting Agreement with Market Pulse Media, Inc. (“MP”) pursuant to which MP provides us with financial and business advice and investor relations services. The agreement is subject to extension upon mutual agreement of the parties. In connection therewith, we issued 1,300,000 shares of our restricted common stock to MP, which shares contain piggyback registration rights. We can terminate the agreement upon 30 days prior written notice.

2015 Equity Incentive Plan

On February 2, 2015, our board of directors approved our 2015 Equity Incentive Plan. Our shareholders have yet to approve the 2015 Equity Incentive Plan and unless they do so prior to February 2, 2016, we will not be able to issue incentive stock options under the 2015 Equity Incentive Plan. A total of 11,000,000 shares of our common stock are reserved for issuance under the 2015 Plan. If an incentive award granted under the 2015 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2015 Plan. Shares issued under the 2015 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2015 Plan. In addition, the number of shares of common stock subject to the 2015 Plan and the number of shares and terms of any incentive award are subject to adjustment in the event of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

The compensation committee of the Board, or the Board in the absence of such a committee, will administer the 2015 Plan and grants made thereunder. Subject to the terms of the 2015 Plan, the compensation committee has complete authority and discretion to determine the terms of awards under the 2015 Plan. Any officer or other employee of the Company or its affiliates, or an individual that the Company or an affiliate has engaged to become an officer or employee, or a consultant or advisor who provides services to the Company or its affiliates, including a non-employee director of the Board, is eligible to receive awards under the 2015 Plan.

Our Board of Directors or if then in place, the compensation committee of our Board of Directors, may amend, suspend or terminate the 2015 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our common stock reserved for issuance under the 2015 Plan or reduces the minimum exercise price for options or exchange of options for other incentive awards. Unless sooner terminated, the 2015 Plan terminates ten years after the date on which it was adopted.

Stock Option Awards

Effective February 2, 2015, an aggregate of 6,950,000 ten-year non-statutory stock options to purchase an aggregate of 6,950,000 shares of our common stock, vesting monthly and ratably over the 36 -month period commencing upon issuance on the first day of each month during the vesting period with an initial vesting date of March 1, 2015 and a final vesting date of February 1, 2018 and an exercise price of $0.10 per share were issued under the 2015 Equity Incentive Plan to 29 employees of ours. The recipients included: Gannon Giguiere, our President and CEO who received 2,000,000 options, Alan Johnson, our Chief Corporate Development Officer who received 1,000,000 options, and Michael Rountree, our Treasurer and Chief Financial Officer who received 1,000,000 options.

Warrants

Effective February 2, 2015, the 7 members of our Advisory Board were each issued a ten-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.10 per share resulting in the issuance of an aggregate of 700,000 warrants.

Effective February 2, 2015, 11 advisors/consultants were each issued a ten-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.10 per share resulting in the issuance of an aggregate of 1,100,000 warrants.

Jason Harvey

On April 8, 2015, Jason Harvey was appointed as our Chief Executive Officer. We have yet to enter into a written employment agreement with him but expect to do so in the near future. We have agreed to pay him an annual base salary of $175,000 and to make a restricted stock grant to him of 2,250,000 shares of our common stock. Mr. Harvey will also be entitled to receive performance based bonuses and other benefits to be determined.

