Form 10-Q
period 2015-03-31
Eventure Interactive, Inc.
filed 2015-05-18
CIK 1509351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 61,400,877 shares of the issuer’s common stock outstanding as of May 14, 2015.

EVENTURE INTERACTIVE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVENTURE INTERACTIVE, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS

Current Assets
Cash	$1,512	$2,957
Deposits	15,196	15,196
Total current assets	16,708	18,153
Fixed assets, net	59,342	52,782

Total assets	$76,050	$70,935

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$742,304	$400,323
Accrued expenses	281,527	924,372
Related party advance	53,387	-
Related party notes payable	175,158	555,250
Notes payable, net of discount of $2,021 and $2,889, respectively	147,979	147,111
Convertible notes payable, net of discount of $404,099 and $168,000 respectively	150,901	6,000
Common stock payable	25,000	-
Derivative liabilities – current	675,166	177,149
Total current liabilities	2,251,422	2,210,205
Derivative liabilities – non-current	176,459	328,044
Convertible notes payable, net of debt discount of $53,702 and $55,556 respectively	1,854	-

Total liabilities	2,429,735	2,538,249

Commitments and contingencies

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 61,325,877 and 25,481,323 shares issued and outstanding, respectively	61,326	25,481
Subscriptions receivable	(125,000)	-
Additional paid-in-capital	29,794,904	25,242,130
Accumulated deficit	(32,084,915)	(27,734,925)

Total stockholders’ deficit	(2,353,685)	(2,467,314)

Total liabilities and stockholders’ deficit	$76,050	$70,935

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVENTURE INTERACTIVE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues	$-	$-

General and administrative expenses	4,175,147	16,048,120
Operating loss	(4,175,147)	(16,048,120)

Change in fair value of derivative liabilities	(19,797)	-
Interest expense	(155,046)	-
Net loss	$(4,349,990)	$(16,048,120)

Net loss per common share – basic and diluted	$(0.09)	$(0.79)

Weighted average number of common shares outstanding	47,455,946	20,427,429

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVENTURE INTERACTIVE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(4,349,990)	$(16,048,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,022,215	15,636,976
Change in fair value of derivative liabilities	19,797	-
Depreciation and amortization expense	7,165	3,364
Amortization of debt discount on notes	147,623	-
Changes in operating assets and liabilities:
Accounts payable	341,981	22,506
Accrued expenses	277,052	114,175
Net cash used in operating activities	(534,157)	(271,099)

Cash flows from investing activities
Software development costs	-	(163,639)
Acquisition of fixed assets	(13,725)	(2,900)
Net cash used in investing activities	(13,725)	(166,539)

Cash flows from financing activities
Proceeds from related party loans	24,000	-
Repayments of related party loans	(43,700)	-
Related party advance	53,387	-
Proceeds from convertible notes	337,750	-
Proceeds from sale of common stock	175,000	675,000
Net cash provided by financing activities	546,437	675,000

Net change in cash	(1,445)	237,362

Cash at beginning of the period	2,957	67,762

Cash at end of the period	$1,512	$305,124

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

Noncash investing and financing transactions:
Original issue discount on issuance of convertible debt	$43,251	$-
Debt discount – variable conversion feature derivative liabilities	$326,635	$-
Debt discount – common stock and warrants	$11,115	$-
Issuance of common stock for related party notes payable and interest	$362,105	$-
Issuance of common stock to settle accrued expenses	$918,184	$-
Stock subscriptions receivable	$125,000	$-

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $32,084,915 as of March 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Eventure Interactive, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year ended December 31, 2014, as reported in Form 10-K, have been omitted.

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

Since the Company is in a loss position, it has excluded stock options and warrants from its calculation of diluted net loss per common share. At March 31, 2015, the Company had 9,131,216 stock options and 8,419,908 warrants and 33,480,839 shares issuable upon the conversion of convertible debt that would have been included in its calculation of diluted net loss per common share if they were not anti-dilutive.

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

New Accounting Pronouncements

The Company’s management does not believe that any other recently issued pronouncements will have a material effect on the Company’s financial statements.

3. RELATED PARTY TRANSACTIONS

Related party advance

During the three months ended March 31, 2015, the Company’s CFO advanced the Company $53,387 to fund the operations of the Company.

Related party notes payable

At March 31, 2015 and December 31, 2014, the Company owed its Chairman and former CEO $0 and $190,250, respectively, for loans provided to the Company by the Chairman. The loans bear interest at 1% per annum. On January 15, 2015, we received a $14,000 loan from its Chairman bearing interest at 1%. During the three months ended March 31, 2015, the Company paid off $43,700 of the loans and converted $160,550 of the loans and $431 of interest into 2,299,729 shares of common stock of the Company. The Company recorded stock-based compensation of $114,757 for the difference between the fair value of the common stock issued on the grant date and the loans and interest converted.

At March 31, 2015 and December 31, 2014, the Company owed its CFO $10,000 and $40,000, respectively, for loans provided to the Company by the CFO. The loans bear interest at 1% per annum. On February 12, 2015, the Company received a $10,000 loan from its CFO bearing interest at 1% per annum, payable May 13, 2015. During the three months ended March 31, 2015, the Company converted $40,000 of the loans and $143 of interest into 573,471 shares of common stock of the Company. The Company recorded stock-based compensation of $28,616 for the difference between the fair value of the common stock issued on the grant date and the loans and interest converted.

At March 31, 2015 and December 31, 2014, the Company owed a Director of the Company $115,158 and $275,000, respectively, for loans provided to the Company by the Director. The amounts owed to the Director are past due and in default at March 31, 2015. The loans bear interest at 1% per annum. During the three months ended March 31, 2015, the Company converted $159,842 of the loans and $1,139 of interest into 2,299,729 shares of common stock of the Company. The Company recorded stock-based compensation of $114,757 for the difference between the fair value of the common stock issued on the grant date and the loans and interest converted.

At March 31, 2015 and December 31, 2014, the Company owed $50,000 to a relative of an executive of the Company. The amounts owed to the individual are past due and in default at March 31, 2015. The loans bear interest at 1% per annum.

4. NOTES PAYABLE

During August 2014, the Company received $45,000 in cash for a $50,000 promissory note due in June 2015. The promissory note has no stated interest rate. The Company is recognizing the $5,000 original issue discount as interest expense over the life of the promissory note which is due in June 2015. As of March 31, 2015 and December 31, 2014, the amount due in the attached consolidated balance sheet was $47,979 and $47,111, respectively, net of discount of $2,021 and $2,889, respectively.

During the year ended December 31, 2014, the Company received $100,000 in cash from third parties in exchange for $100,000 of notes payable bearing interest at 1% per annum. At March 31, 2015, these notes payable are past due and in default.

5. CONVERTIBLE NOTES PAYABLE

LG Convertible Note

On December 15, 2014, the Company issued to LG Capital Funding, LLC (“LG”) an 8% convertible promissory note in the principal amount of $110,000 due December 15, 2015 (the “LG Note”). The LG Note was subject to an original issue discount of $15,000 resulting in net proceeds of $95,000. The LG Note is convertible by LG, at its option, any time after 180 days from the date of issuance at a conversion price equal to 62% of the lowest closing bid price for our common stock for the twenty trading days prior to the date upon which LG provides us with a notice of conversion. The LG Note may be prepaid by us any time within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 145% for a prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 day period is 121%, for the 61-90 day period is 127%, for the 91-120 day period is 133%, and for the 121-150 day period is 139%. The LG Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

The conversion price of the LG Note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the derivative was $113,364 at the issuance date. Debt discount was recorded up to the $110,000 purchase price of the note (of which $15,000 is an original issue discount) and is amortized to interest expense over the term of the note. The fair value of the beneficial conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $18,364 was expensed immediately as unrealized loss on derivative obligation.

The Company amortized $26,809 of the discount on the convertible notes payable to interest expense during the three months ended March 31, 2015.

JMJ Convertible Note

On December 15, 2014, we issued a convertible promissory note in the principal amount of $55,556 to JMJ Financial (“JMJ”) due December 15, 2016 (the “JMJ Note”). The JMJ Note was subject to an original issue discount resulting in net proceeds of $50,000. The JMJ Note, including accrued interest due thereon, is convertible by JMJ, at its option, any time after 180 days from the date of issuance at a conversion price equal to the lesser of $0.16 or 60% of the average of the two lowest trading prices during the twenty trading days prior to conversion. The JMJ Note may be prepaid by us any time within 120 days from the date of issuance without payment of interest. If we do not prepay the JMJ Note within such 120 day period, a one-time interest charge of 12% will be applied to the principal amount. The JMJ Note becomes immediately due and payable upon certain events of default and subjects us to significant default penalties. JMJ may provide us with additional loans on the same terms pursuant to which JMJ would receive notes which, together with the JMJ Note, aggregate to $250,000. The JMJ Note was amended on January 16, 2015 to, among other things, remove a provision which had provided that if, at any time while the JMJ Note is outstanding, we issued securities on more favorable terms than those contained in the JMJ Note, JMJ had the option to include the more favorable terms in the JMJ Note.

The conversion price of the $55,555 JMJ Note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the derivative was $56,263 at the issuance date. Debt discount was recorded up to the $50,000 purchase price of the note (of which $5,555 is an original issue discount) and is amortized to interest expense over the term of the note. The fair value of the beneficial conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $6,263 was expensed immediately as unrealized loss on derivative obligation.

The Company amortized $1,854 of the discount on the convertible notes payable to interest expense during the three months ended March 31, 2015.

KBM Convertible Note

On January 29, 2015 and December 19, 2014, the Company issued 8% convertible promissory notes to KBM Worldwide, Inc. (“KBM”) in the principal amounts of $48,000 and $64,000, respectively due November 2, 2015 and September 19, 2015, respectively, (the “KBM Notes”). The Company received cash proceeds of $44,100 and $60,000 for these notes. The KBM Notes are convertible by KBM at its option any time after 180 days from issuance at a conversion price equal to 58% of the average of the lowest three trading prices for our common stock during the ten trading day period prior to the date on which KBM provides us with a conversion notice. The KBM Notes may be prepaid by us any time within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 140% for prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 day period is 120%, for the 61-90 day period is 125%, for the 91-120 day period is 130% and for the 121-150 day period is 135%. The KBM Notes become immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

The conversion price of the KBM Notes are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion features were recognized as derivative instruments at the issuance dates and are measured at fair value at each reporting period. The Company determined that the fair value of the derivatives was $76,817 and $63,980 at the issuance dates of the $48,000 and $64,000 notes, respectively. Debt discount was recorded up to the purchase price of the note and is amortized to interest expense over the term of the notes. The fair value of the beneficial conversion feature in excess of the principal amount allocated to the notes was expensed immediately as unrealized loss on derivative obligation.

The Company amortized $31,195 of the discount on the KBM Notes to interest expense during the three months ended March 31, 2015.

FireRock Securities Purchase Agreement

On January 6, 2015, we entered into a Securities Purchase Agreement (“SPA”) with FireRock Global Opportunities Fund L.P., a Delaware limited partnership (“FireRock”), pursuant to which we issued a convertible promissory note in the principal amount of $137,500 to FireRock (the “FireRock Note”). The FireRock Note was subject to an original issue discount of $15,000 resulting in our receipt of $122,500 in net proceeds. In connection with the SPA, we also issued 250,000 shares of our restricted common stock and a five-year warrant to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share to FireRock. The SPA and a related Registration Rights Agreement between us and FireRock, dated January 6, 2015, provide for us to register the shares issuable upon conversion of the FireRock Note and the exercise of the warrant. We were required to file a registration statement with respect to the shares underlying the note and warrant within 60 days of the January 6, 2015 issuance date and have such registration statement declared effective not more than 150 days following the issuance date. We filed the registration statement on March 6, 2015. The note has a six-month term and provides for payment of interest on the principal amount at maturity at the rate of 1% per annum.

The note, including accrued interest thereon, can be prepaid by us, in whole or in part, at any time prior to maturity, upon three trading days prior written notice, at a premium of 135%. The premium rate also applies to any default interest which may be due at the time of prepayment. Default interest, at the rate of 15% per annum, will become due in the event that we fail to pay principal or interest when due on the Notes. The note is convertible at any time after issuance at the lower of (i) $0.20 per share or (ii) 60% (50% upon an Event of Default) of the volume weighted average price for our common stock during the three consecutive trading days immediately preceding the trading day on which we receive a notice of conversion. The SPA further provides that if we complete a registered primary public offering of our securities at any time during which the notes remains outstanding, that the note can be converted at the closing of such offering at a conversion price equal to a 10% discount to the offering price to investors in the offering. We are required to reserve 20,000,000 shares of our common stock to cover note conversions and register all such shares in the registration statement. We are also required to cause our transfer agent to issue and transfer shares to the holders of the Notes within one trading day of our receipt of a conversion notice. The failure to do so constitutes an Event of Default under the Notes. Other Events of Default including, but are not limited to, our failure to pay principal and interest when due, a material breach by us of any of the terms of the FireRock transaction documents, a breach of any representation or warranty made by us in the FireRock transaction documents having a material adverse effect on the holder of the Notes, our appointment of a receiver or trustee, our becoming bankrupt, our stock becoming delisted, our failure to comply with our reporting requirements under the Securities Exchange Act of 1934, our cessation of operations, our dissolution or liquidation, our failure to maintain any of our material assets, certain restatements of our financial statements, our effectuation of a reverse stock split, and certain unvacated judgments against us involving more than $50,000. Subject to applicable cure periods, the Notes become immediately due and payable upon the occurrence and during the continuation of Events of Default.

The conversion price of the FireRock Note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature was recognized as aderivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the derivative was $111,385 at the issuance date of the note. The fair value of the 250,000 shares of common stock issued to FireRock was $25,000. The fair value of the 500,000 warrants issued to FireRock was $38,774. Debt discount was recorded up to the purchase price of the note and is amortized to interest expense over the term of the note.

The Company amortized $62,923 of the discount on the FireRock Note to interest expense during the three months ended March 31, 2015.

Tangiers Investment Group

On January 23, 2015, we issued a one-year 10% convertible promissory note to Tangiers Investment Group, LLC (“Tangiers”) in the principal amount of $55,000 (the “Tangiers Note”). The Tangiers Note was subject to an original issue discount of $5,000 resulting in net proceeds of $50,000. The Tangiers Note, including accrued interest due thereon, is convertible by Tangiers, at its option, any time after 180 days from the date of issuance at a conversion price equal to 52% of the lowest trading price for our common stock during the twenty trading days prior to conversion. The conversion price will be further reduced by 10% if we are placed on “chill” status with the Depository Trust Company until such “chill” is remedied and will be reduced by 5% if we are not Deposits and Withdrawl at Custodian eligible. The Tangiers Note may be prepaid by us within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 145% for a prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 day period is 121%, for the 61-90 day period is 127%, for the 91-120 day period is 133%, and for the 121-150 day period is 139%. The Tangiers Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties. By mutual agreement, Tangiers may provide us with additional funding on the same terms up to an aggregate principal amount of $330,000 during the 9-month period which commenced on January 23, 2015.

The conversion price of the Tangiers Note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the derivative was $126,436 at the issuance date. Debt discount was recorded up to the $55,000 purchase price of the note (of which $5,000 is an original issue discount) and is amortized to interest expense over the term of the note. The fair value of the beneficial conversion feature in excess of the principal amount allocated to the notes in the aggregate amount was expensed immediately as unrealized loss on derivative obligation.

The Company amortized $10,096 of the discount on the convertible notes payable to interest expense during the three months ended March 31, 2015.

Adar Bays

On January 23, 2015, we issued to Adar Bays, LLC (“Adar”) an 8% convertible promissory note in the principal amount of $44,000 due January 23, 2016 (the “Adar Note”). The Adar Note was subject to an original issue discount of $6,500 resulting in net proceeds of $37,500. The Adar Note, including accrued interest due thereon, is convertible by Adar, at its option, any time after 180 days from the date of issuance at a conversion price equal to 62% of the lowest closing bid price for our common stock during the twenty trading days prior to conversion. In the event that our common stock becomes subject to a DTC “chill”, the conversion price formula will be reduced from 62% to 52% while the “chill” remains in effect. The Adar Note may be prepaid by us within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 145% for a prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 day period is 121%, for the 61-90 day period is 127%, for the 91-120 day period is 133% and for the 121-150 day period is 139%. The Adar Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

The conversion price of the Adar Note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the derivative was $82,630 at the issuance date. Debt discount was recorded up to the $55,000 purchase price of the note (of which $6,500 is an original issue discount) and is amortized to interest expense over the term of the note. The fair value of the beneficial conversion feature in excess of the principal amount allocated to the notes in the aggregate amount was expensed immediately as unrealized loss on derivative obligation.

The Company amortized $7,779 of the discount on the convertible notes payable to interest expense during the three months ended March 31, 2015.

Union Capital

On March 3, 2015, we issued an 8% convertible promissory note to Union Capital, LLC (“Union”) in the principal amount of $44,000 due March 3, 2016 (“Union Note”). The Note was subject to an original issue discount resulting in net proceeds of $38,000. The Note is convertible by Union, at its option, any time after 180 days from the date of issuance at a conversion price equal to 62% of the lowest closing bid price for our common stock for the twenty trading days prior to the date upon which Union provides us with a notice of conversion. The Note may be prepaid by us any time within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 145% for a prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 day period is 121%, for the 61-90 day period is 127%, for the 91-120 day period is 133%, and for the 121-150 day period is 139%. The Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

The conversion price of the Union Note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the derivative was $49,061 at the issuance date. Debt discount was recorded up to the $44,000 purchase price of the note (of which $6,000 is an original issue discount) and is amortized to interest expense over the term of the note. The fair value of the beneficial conversion feature in excess of the principal amount allocated to the notes in the aggregate amount was expensed immediately as unrealized loss on derivative obligation.

The Company amortized $3,366 of the discount on the convertible notes payable to interest expense during the three months ended March 31, 2015.

River North Equity

On March 18, 2015, we issued to River North Equity, LLC (“River North”) a 9% convertible promissory note in the principal amount of $52,500 (the “River North Note”). The River North Note was subject to a 10% original issue discount resulting in our receipt of $47,250 in net proceeds. The River North Note is convertible by River North, at its option, any time after 180 days from issuance at a conversion price equal to 60% of the lowest trading price for our common stock during the twenty trading days prior to the date on which River North provides us with a conversion notice. The conversion price formula will be reduced from 60% to 50% if we are not DWAC eligible. The River North Note contains a right of first refusal in favor of River North with regard to certain future borrowings by us for the term of the River North Note. The River North Note may be prepaid by us any time prior to our receipt of a conversion notice from River North in an amount equal to 105% multiplied by the sum of the then outstanding principal amount of the River North Note plus (i) accrued and unpaid interest due on the principal amount; and (ii) default interest and penalty payments, if any, due on the River North Note at the time of prepayment. The River North Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

The conversion price of the River North Note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the derivative was $57,893 at the issuance date. Debt discount was recorded up to the $52,500 purchase price of the note (of which $7,750 is an original issue discount) and is amortized to interest expense over the term of the note. The fair value of the beneficial conversion feature in excess of the principal amount allocated to the notes in the aggregate amount was expensed immediately as unrealized loss on derivative obligation.

The Company amortized $1,865 of the discount on the convertible notes payable to interest expense during the three months ended March 31, 2015.

Convertible debt consists of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Convertible note dated December 15, 2014, bearing interest at 8% per annum, matures December 15, 2015, and convertible into shares of common stock at a variable conversion price	$110,000	$110,000
Convertible note dated December 18, 2014, bearing interest at 8% per annum, matures November 24, 2015, and convertible into shares of common stock at a variable conversion price	64,000	64,000
Convertible note dated December 16, 2014, bearing interest at 12% per annum, matures December 16, 2016, and convertible into shares of common stock at a variable conversion price	55,556	55,556
Convertible note dated January 29, 2015, bearing interest at 8% per annum, matures November 2, 2015, and convertible into shares of common stock at a variable conversion price	48,000	-
Convertible note dated January 6, 2015, bearing interest at 1% per annum, matures July 6, 2015, and convertible into shares of common stock at a variable conversion price	137,500
Convertible note dated January 23, 2015, bearing interest at 10% per annum, matures January 23, 2016, and convertible into shares of common stock at a variable conversion price	55,000
Convertible note dated January 26, 2015, bearing interest at 8% per annum, matures January 23, 2016, and convertible into shares of common stock at a variable conversion price	44,000
Convertible note dated March 3, 2015, bearing interest at 8% per annum, matures March 3, 2016, and convertible into shares of common stock at a variable conversion price	44,000
Convertible note dated March 18, 2015, bearing interest at 9% per annum, matures March 18, 2016, and convertible into shares of common stock at a variable conversion price	52,500	-
Less: debt discount	(457,781)	(223,556)
Convertible notes payable, net	152,755	6,000
Less: current portion	(150,901)	(6,000)
Long-term portion	$1,854	$-

6. DERIVATIVE LIABILITIES

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

Activity for derivative warrant liabilities during the three months ended March 31, 2015 was as follows:

		Initial valuation
		of derivative	Decrease
		liabilities upon	in
	Balance at	issuance of new	fair value of	Balance at
	December 31,	warrants during	derivative	March 31,
	2014	the year	liability	2015
Derivative warrant instruments	$269,929	$-	$(164,583)	$105,346

The fair value of these warrants was valued on March 31, 2015 using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 0.26%, (2) term of 7 years, (3) expected stock volatility of 176.02%, (4) expected dividend rate of 0%, and (5) common stock price of $0.03.

Derivative conversion feature on convertible debt

Activity for derivative liabilities related to the variable conversion features on convertible debt during the three months ended March 31, 2015 was as follows:

Lender	Balance at December 31, 2014	Initial valuation of derivative liabilities upon issuance of variable feature convertible notes	Change in fair value of derivative liability	Balance at March 31, 2015

LG	110,867	-	23,848	134,715
JMJ	58,115	-	12,998	71,113
KBM (2014)	66,282	-	15,527	81,809
FireRock	-	111,385	24,534	135,919
Tangiers	-	50,000	34,084	84,084
Adar	-	37,500	16,509	54,009
KBM (2015)	-	45,000	16,954	61,954
Union	-	38,000	16,659	54,659
River North	-	44,750	23,267	68,017
Total	$235,264	$326,635	$184,380	$746,279

The fair value of these derivatives was valued on the date of the issuances of the 2015 convertible notes using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 0.17% - 0.26%, (2) term of 0.50- 1.0 years, (3) expected stock volatility of 141% - 168%, (4) expected dividend rate of 0%, and (5) common stock price of $0.06 - $0.12.

The fair value of these derivatives was valued on March 31, 2015 using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 0.25%, (2) term of 0.27 – 1.72 years, (3) expected stock volatility of 130% -228%, (4) expected dividend rate of 0%, and (5) common stock price of $0.03.

7. STOCKHOLDERS’ EQUITY

Sales of Common Stock for Cash

During the three months ended March 31, 2015, the Company issued 500,000 shares of common stock to an individual at a price of $0.05 per share for total cash proceeds of $25,000. The individual was also issued 500,000 warrants (see warrant awards below). The 500,000 shares of common stock have not yet been issued and are recorded as common stock payable as of March 31, 2015.

Aladdin

On November 25, 2014, we entered into an Equity Purchase Agreement and a Registration Rights Agreement with Aladdin Trading, LLC (“Aladdin”) in order to establish an additional source of funding. Under the Investment Agreement, Aladdin agreed to provide us with up to $5,000,000 of funding upon effectiveness of a registration statement. Following effectiveness of the registration statement, we can deliver puts to Aladdin under the Equity Purchase Agreement under which Aladdin will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice, which investment amount may be any amount up to $5,000,000 less the investment amount received by us from all prior puts, if any. Puts may be delivered by us to Aladdin until the earlier of December 31, 2015 or the date on which Aladdin has purchased an aggregate of $5,000,000 of put shares. The number of shares of our common stock that Aladdin will purchase pursuant to each put notice (“Put Shares”) will be determined by dividing the investment amount specified in the put by the purchase price. The purchase price per share of common stock will be set at 50% of the Market Price for our common stock with Market Price being defined as the volume weighted average trading price for our common stock during the three consecutive trading days immediately following the date of our put notice to Aladdin (the “Pricing Period”). There is no minimum amount that we can put to Aladdin at any one time although the amount may be limited to the amount of securities that can be registered at any given time. On the put notice date, we are required to deliver put shares (“Estimated Put Shares”) to Aladdin in an amount determined by dividing the closing price on the trading day immediately preceding the put notice date multiplied by 50% and Aladdin is required to simultaneously deliver to us the investment amount indicated on the put notice. At the end of the Pricing Period, when the purchase price is established and the number of Put Shares for a particular put is determined, Aladdin must return to us any excess Put Shares provided as Estimated Put Shares or alternatively we must deliver to Aladdin any additional Put Shares required to cover the shortfall between the amount of Estimated Put Shares and the amount of Put Shares. At the end of the pricing period we must also return to Aladdin any excess related to the investment amount previously delivered to us. Pursuant to the Equity Purchase Agreement, Aladdin and its affiliates will not be issued shares of our common stock that would result in Aladdin’s beneficial ownership equaling more than 9.99% of our outstanding common stock. Pursuant to the Registration Rights Agreement, we will be registering 20,000,000 shares of our common stock for issuance to and sale by Aladdin pursuant to the Equity Purchase Agreement. Unless the price of our common stock increases substantially, we will not have access to the full commitment amount under the Equity Purchase Agreement.

On February 2, 2015, we delivered a put notice to Aladdin for $75,000. This resulted in our issuance of 1,153,847 shares to Aladdin. On February 20, 2015, we delivered a second put notice to Aladdin for $100,000. This resulted in our issuance of 1,538,462 shares to Aladdin, of which 198,877 shares were required to be returned to us for cancellation resulting in a net issuance of 1,339,585 shares to Aladdin as the 1,538,462 share issuance represented an estimate as to the number of shares covered by the put. As of March 31, 2015, Aladdin owed us $25,000 from the second put, of which $20,000 was received in May 2015. On March 10, 2015, we delivered a third put notice to Aladdin for $100,000. This resulted in our issuance of 2,352,942 shares to Aladdin. Based upon the price of our common stock for the third put valuation period we were required to issue an additional 58,322 shares to Aladdin resulting in a total issuance of 2,411,265 shares pursuant to the third put. We have deducted 58,322 shares from the share amount required to be returned to us from the second put and are now entitled to the return of 140,554 shares from the second put share issuance. Aladdin owes us $100,000 from the third put.

During the three months ended March 31, 2015, the Company received $150,000 from Aladdin for the issuance of common stock (as described above). As of March 31, 2015, the Company was owed $125,000 for subscriptions receivable (as described above).

Common Stock issued for Services

Gannon Giguire

On February 2, 2015, we entered into Amendment No. 2 to the November 21, 2012 Employment Services Agreement, as amended on March 10, 2014, between us and Gannon Giguiere, our Director and former CEO. The amendment reduced the CEO’s base annual salary from $180,000 to $1, clarified the provision under which we can issue bonuses to the CEO, and provided for the issuance of 5,000,000 shares of our common stock (which were granted piggyback registration rights) and 2,000,000 stock options which have a ten-year term and are exercisable for the purchase of 2,000,000 shares of our common stock at a price of $0.10 per share. The stock options vest monthly and ratably over the 36-month period commencing upon issuance. The fair value of the 5,000,000 shares of common stock issued was $0.12 per share ($599,500). During the three months ended March 31, 2015, the Company recorded stock-based compensation of $599,500 in connection with the issuance of these shares.

On February 2, 2015, $351,000 in accrued salary due to Gannon Giguiere, was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 5,014,286 shares of common stock which were granted piggyback registration rights. The fair value of the common stock issued was $0.12 per share ($601,213). The Company recorded the difference between the accrued salary and the fair value of the shares issued of $250,213 as stock-based compensation during the three months ended March 31, 2015.

On February 2, 2015, an aggregate of $160,550 of related party notes payable and $431 of interest was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 2,299,729 shares of common stock to Mr. Giguiere. Piggyback registration rights apply to these shares. The fair value of the common stock issued was $0.12 per share ($275,738). The Company recorded the difference between the related notes payable and accrued interest and the fair value of the shares issued of $114,757 as stock-based compensation during the three months ended March 31, 2015.

Alan Johnson

On February 2, 2015, we entered into Amendment No. 2 to the November 21, 2012 Employment Services Agreement, as amended on March 10, 2014, between us and Alan Johnson, our Chief Corporate Development Officer. The amendment reduced Mr. Johnson’s base annual salary from $180,000 to $1, clarified the provision under which we can issue bonuses to Mr. Johnson, and provided for the issuance of 2,000,000 shares of our common stock (which were granted piggyback registration rights) and 1,000,000 stock options to Mr. Johnson upon execution of the amendment. The stock options were issued under our 2015 Equity Incentive Plan as non-statutory stock options. The stock options have a ten-year term and are exercisable for the purchase of 1,000,000 shares of our common stock at a price of $0.10 per share. The stock options vest monthly and ratably over the 36-month period commencing upon issuance. The fair value of the 2,000,000 shares of common stock issued was $0.12 per share ($239,800). During the three months ended March 31, 2015, the Company recorded stock-based compensation of $239,800 in connection with the issuance of these shares.

On February 2, 2015, $339,750 in accrued salary due to Alan Johnson was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 4,853,571 shares of common stock to Mr. Johnson. Piggyback registration rights apply to these shares. The fair value of the common stock issued was $0.12 per share ($581,943). The Company recorded the difference between the accrued salary and the fair value of the shares issued of $242,193 as stock-based compensation during the three months ended March 31, 2015.

On February 2, 2015, an aggregate of $159,842 of related party notes payable and $1,139 of interest was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 2,299,729 shares of common stock to Mr. Johnson. Piggyback registration rights apply to these shares. The fair value of the common stock issued was $0.12 per share ($275,738). The Company recorded the difference between the related notes payable and accrued interest and the fair value of the shares issued of $114,757 as stock-based compensation during the three months ended March 31, 2015.

Mike Rountree

On February 2, 2015, we entered into Amendment No. 1 to the March 10, 2014 Employment Services agreement between us and Michael Rountree, our Chief Financial Officer and Treasurer. The Amendment reduced Mr. Rountree’s base annual salary from $180,000 to $1, clarified the provision under which we can issue bonuses to Mr. Rountree and provided for the issuance of 2,000,000 shares of our common stock (which were granted piggyback registration rights) and 1,000,000 stock options to Mr. Rountree upon execution of the amendment. The stock options were issued under our 2015 Equity Incentive Plan as non-statutory stock options. The stock options have a ten-year term and are exercisable for the purchase of 1,000,000 shares of our common stock at a price of $0.10 per share. The stock options vest monthly and ratably over the 36 month period commencing upon issuance. The fair value of the 2,000,000 shares of common stock issued was $0.12 per share ($239,800). During the three months ended March 31, 2015, the Company recorded stock-based compensation of $239,800 in connection with the issuance of these shares.

On February 2, 2015, $227,435 in accrued salary due to Michael Rountree, our Treasurer and Chief Financial Officer, was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 3,249,071 shares of common stock to Mr. Rountree. Piggyback registration rights apply to these shares. The fair value of the common stock issued was $0.12 per share ($389,564). The Company recorded the difference between the accrued salary and the fair value of the shares issued of $162,129 as stock-based compensation during the three months ended March 31, 2015.

On February 2, 2015, an aggregate of $40,000 of related party notes payable and $143 of interest was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 573,471 shares of common stock to Mr. Rountree. Piggyback registration rights apply to these shares. The fair value of the common stock issued was $0.12 per share ($68,759). The Company recorded the difference between the related notes payable and accrued interest and the fair value of the shares issued of $28,616 as stock-based compensation during the three months ended March 31, 2015.

Other issuances of stock for services

The Company issued 3,400,000 shares of common stock in aggregate for consulting services during the three months ended March 31, 2015 and recorded stock-based compensation of $399,300 based on the grant date fair value of the common shares issued.

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

Stock Option Awards

On February 2, 2015, ten-year non-statutory stock options to purchase an aggregate of 6,950,000 shares of our common stock, vesting monthly and ratably over the 36 month period commencing upon issuance on the first day of each month during the vesting period with an initial vesting date of March 1, 2015 and a final vesting date of February 1, 2018 and an exercise price of $0.10 per share were issued under the 2015 Equity Incentive Plan to our employees. options have a 10-year term. The stock price on the grant date was $0.03 per share. As a result, the intrinsic value for these options on the grant date was $0. The fair value of these options was $816,037 and was valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1.68%, (2) term of 10 years, (3) expected stock volatility of 176%, and (4) expected dividend rate of 0%.

A summary of stock option activity is presented below:

		Weighted-	Weighted- average
		average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2014	2,583,744	$0.81		$-
Granted	6,950,000	$0.10
Cancelled/Expired	(402,528)	$0.41
Outstanding at March 31, 2015	9,131,216	$0.29	9.48	$-
Exercisable at March 31, 2015	1,836,197	$0.60	8.64	$-

During the three months ended March 31, 2015 and 2014, the Company recognized stock-based compensation expense of $418,630 and $630,416, respectively, related to stock options. As of March 31, 2015, there was $1,738,785 of total unrecognized compensation cost related to non-vested stock options.

Warrant Awards

In March 2015, the Company issued 500,000 shares of common stock and 500,000 warrants to an investor for cash proceeds of $25,000. The warrants have a 10-year term and have an exercise price of $0.10 per share. The stock price on the grant date was $0.06 per share. As a result, the intrinsic value for these warrants on the grant date was $0. The fair value of these warrants was $29,000 and was valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1.98%, (2) term of 10 years, (3) expected stock volatility of 147%, and (4) expected dividend rate of 0%. All of the warrants vested immediately.

In February 2015, the 7 members of our Advisory Board were each issued a ten-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.10 per share resulting in the issuance of an aggregate of 700,000 warrants. The stock price on the grant date was $0.12 per share. As a result, the aggregate intrinsic value for these warrants on the grant date was $1,400. The fair value of these warrants was $82,650 and was valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1.68%, (2) term of 10 years, (3) expected stock volatility of 148%, and (4) expected dividend rate of 0%. All of the warrants vested immediately.

In February 2015, 11 advisors/consultants were each issued a ten-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.10 per share resulting in the issuance of an aggregate of 1,100,000 warrants. The stock price on the grant date was $0.12 per share. As a result, the aggregate intrinsic value for these warrants on the grant date was $2,200. The fair value of these warrants was $129,880 and was valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1.68%, (2) term of 10 years, (3) expected stock volatility of 148%, and (4) expected dividend rate of 0%. All of the warrants vested immediately.

In January 2015, a lender (FireRock) was issued 500,000 warrants in connection with the issuance of a convertible note agreement. The warrants have a 5-year term and have an exercise price of $0.10 per share. The stock price on the grant date was $0.10 per share. As a result, the intrinsic value for these warrants on the grant date was $0. The fair value of these warrants was $38,774 and was valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1.29%, (2) term of 5 years, (3) expected stock volatility of 107%, and (4) expected dividend rate of 0%. All of the warrants vested immediately.

A summary of warrant activity is presented below:

		Weighted-	Weighted- average
		average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2014	3,760,831	$0.75
Granted	2,800,000	$0.10
Warrants issued pursuant to anti-dilution adjustments	1,759,077	$0.48
Exercised		$-
Expired/Forfeited	(250,000)	$1.00
Outstanding and exercisable at March 31, 2015	8,069,908	$0.35	6.27	$17,100

8. COMMITMENTS

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

On October 28, 2014, the Company entered into a consulting agreement with OTC Media, LLC (“OTC Media”) pursuant to which OTC Media provides us with investor and public relations services. The services may include public relations and direct mail campaigns. In connection therewith, we pay OTC Media a service fee equal to 20% of the cost of the campaigns together with reimbursement for the cost of the campaigns. The consulting agreement is in effect until December 31, 2015 and is subject to renewal.

Employment Agreements

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

9. FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2015
Warrant derivatives	$-	$-	$105,346	$105,346
Variable conversion features - convertible debt derivatives			746,279	746,279
Total	$-	$-	$851,625	$851,625

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31,
	2015	2014
Beginning balance	$505,193	$-
Additions	326,635
Change in fair value	19,797	-
Ending balance	$851,625	$-

Change in unrealized gain included in earnings	$19,797	$-

10. SUBSEQUENT EVENTS

DEBT

VGI Convertible Note Agreement

On April 8, 2015, we issued to Vires Group, Inc. (“VGI”), a 12% convertible promissory note in the principal amount of $38,000 due January 2016(the “VGI Note”). The VGI Note is convertible by VGI, at its option, any time after 180 days from issuance at a conversion price equal to 50% of the average of the three lowest trading prices for our common stock during the twenty-day trading period prior to the date on which VGI provides us with a conversion notice. The VGI Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

On May 11, 2015, the Company issued to VGI a 12% convertible promissory note in the principal amount of $10,000 due February 13, 2016 (the “Second VGI Note”). The Second VGI Note is convertible by VGI, at its option, any time after 180 days from the date of issuance at a conversion price equal to 50% of the average of the three lowest trading prices for our common stock during the twenty-day trading period prior to the date on which VGI provides us with a conversion notice.

Crown Bridge Partners

On April 14, 2015, the Company issued to Crown Bridge Partners, LLC (“CBP”) a 5% convertible promissory note in the principal amount of $60,000 due April 2016 (the “CBP Note”). The CBP Note is convertible by CBP, at its option, any time after 180 days from issuance at a conversion price equal to 52% of the lowest trading prices for our common stock during the twenty-day trading period prior to the date on which CBP provides us with a conversion notice. The CBP Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

JMJ Financial

During May 2015, the Company issued JMJ Financial (“JMJ”) a $25,000 convertible promissory note. The note is identical, in all material respects, to the existing JMJ Note. The note has a two-year term and provide for payment of interest on the principal amount at maturity at the rate of 12% per annum. The note, including accrued interest due thereon, is convertible by JMJ, at its option, any time after 180 days from the date of issuance at a conversion price equal to the lesser of $0.16 or 60% of the average of the two lowest trading prices during the twenty trading days prior to conversion.

Peak One Opportunity Fund

During May 2015, the Company issued Peak One Opportunity Fund (Peak One”) a $70,000 convertible promissory note in the principal amount of $70,000 due May 2018. The Peak One note is convertible at Peak One’s option into common stock of the Company at a conversion price equal to 60% of the lowest bid price 20 days immediately preceding the date of conversion. Pursuant to this agreement, the Company also issued 75,000 shares of common stock to Peak One with a fair value of $8,625. The value of the shares issued was recorded as debt discount and will be amortized to interest expense over the term of the note.

EQUITY

During May 2015, an investor purchased 500,000 shares of common stock for $25,000.

During May 2015, the Company received $20,000 from Aladdin which reduced the subscription receivable from Aladdin from $125,000 to $105,000.

RELATED PARTY ADVANCES

A Director of the Company advanced $65,000 in aggregate to the Company during April and May 2015.

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

Overview

Since November 21, 2012, we have been engaged in the social communications business with a specific focus on socializing the invitation, calendar, photo/video sharing and local event memory experiences. We have yet to achieve revenues and do not expect to achieve revenues until in or about the second quarter of 2016.

During the quarter ended March 31, 2015, we have continued to develop and commercialize our business, including that part of our business dedicated to software applications and hardware devices, and intend to continue to do so during the remainder of 2015. This will require us to raise additional funds. No assurance can be given that we will be able to do so or that we will be able to do so on reasonable terms. We have incurred losses since our inception. The future of our Company is dependent upon our ability to obtain additional financing, successfully develop and market our products and services and achieve revenues and profitability. We represent a speculative investment. Investors may lose some or all of their investment in us.

Our goal is to bring to market innovative hardware and software products and services centered around social communications and the process sharing of memorable information captured at organized events. Our business plan includes the development and marketing of social calendaring applications, participation games, wearable cameras and streaming devices. As part of our strategy we aim to leverage our ability to design and develop proprietary devices, software and services to provide our customers solutions with superior design, ease-of-use and seamless integration. Our full product solution coined “Eventure Everywhere” is being developed to capture everyday events and turn them into meaningful memories to be scrapbooked, organized, and referenced forever.

Our technically unique, yet simple-to-use, patented mobile-to-web technology platform provides users with a single application that addresses the inefficiencies in the social marketplace by enabling captured memories to be centrally stored and effortlessly shared among event attendees in a secure, real-time, mobile ad-hoc network. Eventure Everywhere™ is keystone to our business offerings and our strategy to maximize the experience of each event with rich features to successfully schedule, capture, scrapbook (store), and share one’s life and events in a meaningful way.

Our services can be accessed through:

•	Mobile applications for Android-based smartphones and devices;

•	Mobile applications for iOS-based smartphones and devices;

•	Website – www.eventure.com; and

•	Wearable cameras and devices networked through our smart streaming hub, which, together with the above, collectively form the Eventure Everywhere™ Service

Feature highlights of Eventure Everywhere™ include:

•	An instant, smart communications platform that allows users to tap into our rich features through text messaging;

•	A native calendar to mark the event date, time, and location. Providing enhanced RSVP management, organizational list generation, and intuitive reminders to attendees;

•	Invitation and cards libraries of thousands of pieces allowing for the creation of invitations to/from events, and transmission of those invitations via email, SMS, or direct mail, and the browsing of future events that friends are attending (and opt-in) to get invited to join via private groupings;

•	Secure and private group-forming whereby a user has ultimate control of what photos, videos and messages may be shared with whom and when;

•	Targeted recommendations of local ideas to users based on behaviors, habits, and interests. With a local events database comprised of over 7 million event and activities listings; over 21 million venue listings; over 10 million interests; and over 30 million information pieces;

•	Passive auto-check-in capability across any mobile platform built on a technique called geo-fencing, which allows participants of events to form a private peer-to-peer network for the purpose of capturing pictures, videos, and messaging (which is the core of our Patent – US Patent No. 8,769,610) – all of which is streamed to a scrapboard and tied to each specific event for long-term memory sharing, retrieval, and storage;

•	Wearable cameras and content streaming hub platform that allow users to tap into their collage of digital memories; and

•	A series of event inspired games titles, including the following:

Lil Buddy™, “Don’t show up without your Lil’ Buddy.”

Summary: A smart phone’s best friend, Lil Buddy™, will escort you to all your events, digital or otherwise. Show off your digital buddies at virtual buddy events, accessories, training parties, and other buddy-celebrating activities.

Tablib™, “What gossip do you know about your friends?”

Summary: Make tabloids dedicated to your friends. Tablib™ is a strange mix of tabloid magazines and mad lib’s. We let you pick from an array of strange and juicy stories and you put in existing or new pictures of your friends or yourself. A fully customizable array of options for you to embarrass, praise, and do what is necessary to your friends. After making these stories we put them on “the board” and whichever story has the most views goes into a published e-magazine every month.

Connection Roulette™ “Interact and meet.”

Summary: Take an educated gamble on whom you will meet at your event. People will be thrown onto the spinning “roulette” wheel and randomly stop on a connections or potential connection from the same event. Interact with old friends, new friends, or get your network on by tuning to different social modes inside the game. You feel like only meeting new business relationships? Then turn on only business networking mode. Just want to meet a new friend? Turn on “friend zone”. Enrich your social life at any party with a simple spin of the wheel.

You’re it! ™, “Tag , you’re it!”

Summary: You’re It adopts the classic game of Tag to the smart phone. Play with your friends, a new friend, or anyone who is down for a good ol’ fashioned game of tag. You’re It has the same rules as Tag: One user is “it” and the other user’s are “not-its”. To tag someone simply be within 5 feet of the user that’s “it”. When you have been tagged a message on your phone alerts you to start looking for “not-its”. A timer for being “it” is set, and you lose if you don’t find someone to tag before the time runs out.

Baby Sit-N-Learn™ “Teaching children to learn through images and imagination.”

Summary: The idea is simple, children learn best through interactive and entertaining imagery. While you are at an event children get restless fast so why not offer them a chance to present happy, positive imagery. Make every environment a place for your child to learn at a high level that involves interest, critical thinking, and creativity.

Butterfly Narrative™, “Be the change in your story.”

Summary: Explore a new story every time you play, or continue the story you’ve already started. Each level is a new decision that influences new twists and turns in your story. Through simple actions and tasks, you can build your story. Choose wisely, as each new stage could have irreversible effects on your narrative. Welcome to an illustrated experience that tells an ever-changing story.

Face Jumble™, “Solve the jumble and learn the secret!”

Summary: Solve the jumble and reveal your friends darkest secrets. Face Jumble™ connects to your friends, obtains gossip from each of them, and then allows you to uncover their “secrets” by solving a picture jumble. After solving each picture jumble from your friends, you will win an opportunity to find out the latest gossip.

Pong Ricochet™, “Aim, bounce, conquer the cup.”

Summary: Pong Ricochet™ is based on one principle: get the Pong into the cup. Players are given 3 chances to get the Pong into the cup before they can move onto the next level. With every level completed the number of bounces needed to beat the level goes up as well. The player is challenged to bounce the Pong with all kinds of obstacles, targets, and environments inside the game. Increase your level and upgrade your Pong accordingly to complete further levels and to unlock awards and secrets inside the game.

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

In the course of the evolution of our products and services, we anticipate receiving revenues from the following sources:

•	Hardware Sales

•	Digital Invitation Sales

•	Event Ticket Sales

•	Gift Card Sales

•	In-app Purchasing

•	Sponsored Content

•	Targeted Listings

•	Promotional Offers

•	Media Cloud Storage

•	Ad Suppression Subscriptions

•	Data licensing

Results of Operations

Revenues

We have not generated any revenues since the inception of our Company.

Loss from Operations

We incurred net losses of $4,349,990 and $16,048,120, respectively, for the three months ended March 31, 2015 and 2014. The decrease in comparable losses was principally due to lower stock compensation in the current three month period.

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

Since inception, we have been financed primarily by way of sales of our common stock and loans from officers, directors and third parties.

At March 31, 2015, cash was $1,512. At the same time, we had current liabilities of $2,251,422, which consisted of accounts payable, accrued expenses, derivative liabilities and notes payable. We attribute our net loss from operations to having no revenues to sustain our operating costs as we are an early-stage company. At December 31, 2014, cash was $2,957 and other current assets consisting of deposits was $15,196. At the same time, we had current liabilities of $2,210,205, which primarily consisted of accounts payable of $400,323, accrued expenses of $924,372, related party notes payable of $555,250, notes payable of $147,111 and derivative liabilities of $177,149.

Net Cash Used in Operating Activities

Net cash used in operating activities was $534,157 for the three months ended March 31, 2015, as compared to net cash used of $271,099 for the three months ended March 31, 2014. The change in net cash used in operations was primarily due to the Company incurring a larger net loss (excluding non-cash expenses).

Net Cash Used by Investing Activities

During the three months ended March 31, 2015 and 2014, we used $13,725 and $166,539, respectively, of cash in investing activities. The cash used in investing activities in the three months ended March 31, 2015 was for the purchase of fixed assets. The cash used in investing activities in the three months ended March 31, 2014 was for software development costs of $163,639 and to purchase fixed assets of $2,900.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2015 and 2014, we received $546,437 and $675,000, respectively, in cash from financing activities. During the three months ended March 31, 2015, the cash received was largely from the sale of common stock and the issuance of debt. During the three months ended March 31, 2014, the cash received was from the sale of common stock.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $32,084,915 as of March 31, 2015 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations and loans when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from officers, directors and third parties and/or sales of common stock. Our financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, and for the same reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, management concluded that as of March 31, 2015 our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Effective February 2, 2015, $339,750 in accrued salary due to Alan Johnson, our Chief Corporate Development Officer, was converted into 4,853,571 shares of our common stock.

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

In March 2015, we sold 500,000 units to one person at a price of $0.05 per unit or an aggregate of $25,000. Each unit consists of one share of our common stock and one common stock purchase warrant, each of which warrants is exercisable for one share of our common stock at a price of $0.10 per share for a period of ten years from issuance. The shares comprising part of the units will be issued in May 2015.

On May 7, 2015, we sold 500,000 shares to one person at a price of $0.05 per share. The shares will be issued in May 2015.

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

On April 8, 2015, we entered into a Securities Purchase Agreement with Vires Group, Inc. (“VGI”), pursuant to which VGI purchased a 12% redeemable, convertible note from us in the principal amount of $38,000. The note is convertible by VGI, at its option, any time after 180 days from the date of issuance at a conversion price equal to 50% of the average of the three lowest trading prices for our common stock during the twenty-day trading period prior to the date on which VGI provides us with a conversion notice. On May 11, 2015, we entered into a new Securities Purchase Agreement with VGI pursuant to which VGI purchased a 12% redeemable, convertible note (the “Second VGI Note”) from us in the principal amount of $10,000 due February 13, 2016. The Second VGI Note is convertible by VGI, at its option, any time after 180 days from the date of issuance at a conversion price equal to 50% of the average of the three lowest trading prices for our common stock during the twenty-day trading period prior to the date on which VGI provides us with a conversion notice.

On April 28, 2015, JMJ Financial (“JMJ”), a Nevada sole proprietorship, purchased a redeemable, convertible note (the “Second JMJ Note”) from us in the principal amount of $27,778 due April 28, 2016. The JMJ Note was subject to an original issue discount resulting in a purchase price of $25,000. The Second JMJ Note, including accrued interest due thereon, is convertible by JMJ, at its option, any time after 180 days from the date of issuance at a conversion price equal to the lesser of $0.16 or 60% of the average of the two lowest trading prices during the twenty trading days prior to conversion.

On April 14, 2015, we entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (“CBP”), a New York limited liability company, pursuant to which CBP purchased a 5% redeemable, convertible note (the “CBP Note”) from us in the principal amount of $60,000 due April 14, 2016. The CBP Note, including accrued interest due thereon, is convertible by CBP, at its option, any time after 180 days from issuance at a conversion price equal to 52% of the lowest trading price for our common stock during the twenty-day trading period prior to the date on which CBP provides us with a conversion notice. The conversion price will be reduced by 10% if we are not DWAC eligible.

On May 12, 2015, we entered into a Securities Purchase Agreement with Peak One Opportunity Fund, L.P. a Delaware limited partnership (“Peak”) pursuant to which Peak purchased a three-year Convertible Debenture from us in the principal amount of $70,000 (the “Peak Debenture”). In connection with the Peak Debenture, we also paid Peak a commitment fee consisting of a cash payment of $5,000 and 75,000 shares of our restricted common stock. The Peak Debenture is convertible by Peak, at its option, at any time, at a conversion price equal to 60% of the lowest closing bid price for our common stock during the twenty trading days prior to conversion.

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

During the year ended December 31, 2014 and the three months ended March 31, 2015, we received loans from various persons including, but not limited to, officers, directors, shareholders and third parties. As of March 31, 2015, we had loans outstanding in the aggregate principal amount of $930,158 which included $175,158 in loans from related parties. Loans in the principal amount of $315,158, including $165,158 in loans from related parties, were due and payable as of March 31, 2015. Subsequent to March 31, 2015 through May 15, 2015, we entered into additional loans in the aggregate principal amount of $65,000.

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

The FireRock Notes, including accrued interest thereon, can be prepaid by us, in whole or in part, at any time prior to maturity, upon three trading days prior written notice, at a premium of 135%. The premium rate also applies to any default interest which may be due at the time of prepayment. Default interest, at the rate of 15% per annum, will become due in the event that we fail to pay principal or interest when due on the FireRock Notes. The FireRock Notes are convertible at any time after issuance at the lower of (i) $0.20 per share or (ii) 60% (50% upon certain events of default) of the volume weighted average price for our common stock during the three consecutive trading days immediately preceding the trading day on which we receive a notice of conversion. The SPA further provides that if we complete a registered primary public offering of our securities at any time during which the FireRock Notes remain outstanding, that the FireRock Notes can be converted at the closing of such offering at a conversion price equal to a 10% discount to the offering price to investors in the offering. We have reserved 20,000,000 shares of our common stock to cover FireRock Note conversions. We are also required to cause our transfer agent to issue and transfer shares to the holders of the FireRock Notes within one trading day of our receipt of a conversion notice. The failure to do so constitutes an event of default under the FireRock Notes. Other events of default include, but are not limited to, our failure to pay principal and interest when due, a material breach by us of any of the terms of the FireRock transaction documents, a breach of any representation or warranty made by us in the FireRock transaction documents having a material adverse effect on the holder of the FireRock Notes, our appointment of a receiver or trustee, our becoming bankrupt, our stock becoming delisted, our failure to comply with our reporting requirements under the Securities Exchange Act of 1934, our cessation of operations, our dissolution or liquidation, our failure to maintain any of our material assets, certain restatements of our financial statements, our effectuation of a reverse stock split, and certain unvacated judgments against us involving more than $50,000. Subject to applicable cure periods, the FireRock Notes become immediately due and payable upon the occurrence and during the continuation of events of default.

The face amount of purchase price of the Initial Note is $312,500. This consists of the actual amount funded of $125,000, $12,500 in original issue discount, $125,000 to reflect the potential conversion amount penalty in the case of an uncured event of default and $50,000 to reflect a potential penalty in the event this registration statement is not declared effective within 150 days of January 6, 2015. The face amount of purchase price of the Second Note will be $262,500 consisting of the $125,000 amount to be funded, $12,500 in original issue discount and $125,000 to reflect the potential conversion amount penalty in the case of an uncured event of default. Accordingly, the aggregate face uncured amount of the FireRock Notes will be $575,000. If we determine to prepay the FireRock Notes prior to their respective maturity dates, the 135% prepayment principal premium will be applied, in the case of each of the FireRock Notes, against the $137,500 principal amount of each of the FireRock Notes and against the accrued interest due thereon. If FireRock determines to convert the FireRock Notes prior to the respective maturity dates, the conversion will likewise be made against the $137,500 principal amount of the FireRock Notes and all accrued interest due thereon. Subject to applicable cure periods, upon the occurrence and during the continuation of any event of default, the FireRock Notes will become immediately due and payable and we will be required to pay to FireRock, in full satisfaction of our obligation thereunder, an amount equal to (i) in the case of payments to be made in common stock, the conversion rate described above against $575,000 ($525,000 if the registration obligations have been satisfied) together with accrued interest and default interest due on the FireRock Notes through the date of payment, or (ii) in the case of payments to be made in cash, $325,000 ($275,000 if the registration obligations have been satisfied) together with accrued interest and default interest due thereon through the date of the payment multiplied by 145%. The amounts payable upon default, whether in cash or stock, will be proportionately reduced in case we make partial payments of principal or FireRock converts part of the FireRock Notes prior to any such default. FireRock may, in its sole discretion, determine to take payment part in stock and part in cash.

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

On February 2, 2015, we entered into a one-year Consulting and Development Agreement (the “MCI Agreement”) with Meridian Computing, Inc. (“MCI”) pursuant to which MCI provides us with services which include (i) software development services; (ii) assisting us with our product requirements, release schedules and client-server dependencies; and (iii) assisting us with our gathering and specification requirements related to mobile architecture and implementation. We are paying MCI for the services at the rate of $19,200 per month or $230,400 on an annualized basis. The annualized fee amount is payable by us in advance. Such cash payment has yet to be made. The MCI Agreement contains customary confidentiality and non-solicitation provisions. We can terminate the Agreement upon 30 days prior written notice. Upon any such termination, MCI is able to retain the cash fee payment.

On February 2, 2015, we entered into a one-year Consulting Agreement (the “JV Agreement”) with JV Holdings, LLC (“JV”) pursuant to which JV provides us with investor relations and related services. The JV Agreement is automatically renewable for additional one-year terms unless either party notifies the other of its intention not to renew not less than 30 days prior to the end of the existing term. In the event of a renewal, the parties will re-negotiate the cash and stock fees payable to JV under the JV Agreement. We are required to pay JV a monthly cash fee of $6,000 per month or an aggregate of $72,000 for the initial one-year term, which annualized fee is payable in full, in advance. Such payment has yet to be made. We also issued 350,000 shares of our restricted common stock to JV, as a stock fee. The JV Agreement contains customary confidentiality, indemnification and non-circumvention provisions. The JV Agreement may be terminated by us upon 30 days prior written notice. In such event, JV is entitled to retain the cash and stock fees it has received prior to the date of termination.

On February 2, 2015, we entered into a Consulting Agreement (the “M1 Agreement”) with M1 Capital Advisors LLC (“M1”) pursuant to which M1 is providing us with strategic and corporate consulting services which include (i) the development and refinement of our business plan; (ii) market and competitive research assessment; (iii) preparation of investor presentation materials; (iv) review of product features; and (v) development of marketing strategies and initiatives. The M1 Agreement terminates on December 31, 2015. We are require to pay M1 a $110,000 cash fee for the services which is payable in advance. Such cash payment has yet to be made. The M1 Agreement is renewable 60 days prior to the end of the term upon mutual agreement of the parties. The M1 Agreement contains customary confidentiality and indemnification provisions.

On February 2, 2015, we entered into a one-year Consulting Agreement (the “MP Agreement”) with Market Pulse Media, Inc. (“MP”) pursuant to which MP provides us with financial and business advice and investor relations services. The MP Agreement is subject to extension upon mutual agreement of the parties. In connection therewith, we issued 1,300,000 shares of our restricted common stock to MP. We can terminate the MP Agreement upon 30 days prior written notice. The MP Agreement contains a covenant not to compete and non-solicitation and indemnification provisions.

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

On April 8, 2015, we entered into a Securities Purchase Agreement with Vires Group, Inc. (“VGI”), a New York Corporation, pursuant to which VGI purchased a 12% redeemable, convertible note (the “VGI Note”) from us in the principal amount of $38,000 due December 26, 2015. The VGI Note is convertible by VGI, at its option, any time after 180 days from issuance at a conversion price equal to 50% of the average of the three lowest trading prices for our common stock during the twenty-day trading period prior to the date on which VGI provides us with a conversion notice. The VGI Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties. On May 11, 2015, we entered into a new Securities Purchase Agreement with VGI pursuant to which VGI purchased a 12% redeemable, convertible note (the “Second VGI Note”) from us in the principal amount of $10,000 due February 13, 2016. The Second VGI Note is convertible by VGI, at its option, any time after 180 days from the date of issuance at a conversion price equal to 50% of the average of the three lowest trading prices for our common stock during the twenty-day trading period prior to the date on which VGI provides us with a conversion notice. Except for dates, the Second VGI Note is identical in all material respects to the VGI Note.

On April 22, 2015, we received $21,000 in loans from Gannon Giguiere paying interest at the rate of 1% per annum. The loans are due and payable on July 21, 2015.

On May 1, 2015, we received a $31,500 loan from Gannon Giguiere paying interest at the rate of 1% per annum. The loan is due and payable on July 30, 2015.

On May 6, 2015, we received a $5,000 loan from Gannon Giguiere paying interest at the rate of 1% per annum. The loan is due and payable on August 4, 2015.

On May 11, 2015, we received a $7,500 loan from Gannon Giguiere paying interest at the rate of 1% per annum. The loan is due and payable on August 9, 2015.

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

On November 25, 2014 we entered into an Equity Purchase Agreement and a Registration Rights Agreement with Aladdin Trading, LLC (“Aladdin”) in order to establish a new source of funding for us. Under the Equity Purchase Agreement, Aladdin agreed to provide us with up to $5,000,000 of funding upon effectiveness of a registration statement on Form S-1. The registration statement was declared effective on January 28, 2015. Since the effectiveness of the registration statement, we have been able to deliver puts to Aladdin under the Equity Purchase Agreement under which Aladdin is obligated to purchase shares of our common stock based on the investment amount specified in each put notice, which investment amount may be any amount up to $5,000,000 less the investment amount received by us from all prior puts, if any. Puts may be delivered by us to Aladdin until the earlier of December 31, 2015 or the date on which Aladdin has purchased an aggregate of $5,000,000 of put shares. The number of shares of our common stock that Aladdin will purchase pursuant to each put notice (“Put Shares”) is determined by dividing the investment amount specified in the put by the purchase price. The purchase price per share of common stock is set at fifty (50%) of the Market Price for our common stock with Market Price being defined as the volume weighted average trading price for our common stock during the three consecutive trading days immediately following the date of our put notice to Aladdin (the “Pricing Period”). There is no minimum amount that we can put to Aladdin at any one time. On the put notice date, we are required to deliver put shares (“Estimated Put Shares”) to Aladdin in an amount determined by dividing the closing price on the trading day immediately preceding the put notice date multiplied by 50% and Aladdin is required to simultaneously deliver to us the investment amount indicated on the put notice. At the end of the Pricing Period, when the purchase price is established and the number of Put Shares for a particular put is determined, Aladdin must return to us any excess Put Shares provided as Estimated Put Shares or alternatively we must deliver to Aladdin any additional Put Shares required to cover the shortfall between the amount of Estimated Put Shares and the amount of Put Shares. At the end of the pricing period we must also return to Aladdin any excess related to the investment amount previously delivered to us. Pursuant to the Equity Purchase Agreement, Aladdin and its affiliates will not be issued shares of our common stock that would result in Aladdin’s beneficial ownership equaling more than 9.99% of our outstanding common stock. Pursuant to the Registration Rights Agreement, we registered 20,000,000 shares of our common stock for issuance to and sale by Aladdin pursuant to the Equity Purchase Agreement. On February 2, 2015, we delivered a put notice to Aladdin for an investment amount of $75,000. This resulted in our issuance of 1,153,847 shares to Aladdin. On February 20, 2015, we delivered a second put notice to Aladdin for an investment amount of $100,000. This resulted in our issuance of 1,538,462 shares to Aladdin, 198,877 of which were required to be returned to us for cancellation resulting in a net issuance of 1,339,585 shares to Aladdin as the 1,538,462 share issuance represented an estimate as to the number of shares covered by the put. Aladdin owes us $5,000 from the second put. On March 10, 2015, we delivered a third put notice to Aladdin for an investment amount of $100,000. This resulted in our issuance of 2,352,942 shares to Aladdin. Based upon the price of our common stock for the third put valuation period we were required to issue an additional 58,322 shares to Aladdin resulting in a net issuance of 2,411,265 shares pursuant to the third put. We have deducted 58,323 shares from the share amount required to be returned to us from the second put and are now entitled to the return of 140,554 shares from the second put share issuance. Aladdin owes us $100,000 from the third put. Unless the price of our common stock increases substantially, we will not have access to the full commitment amount under the Equity Purchase Agreement.

Effective February 2, 2015, we entered into Amendment No. 2 (“Amendment No. 2”) to the November 21, 2012 Employment Services Agreement, as amended on March 10, 2014, between us and Gannon Giguiere. Amendment No. 2 reduced Mr. Giguiere’s base annual salary from $180,000 to $1, clarified the provision under which we can issue bonuses to Mr. Giguiere, and provided for the issuance of 5,000,000 shares (the “Shares”) of our common stock and 2,000,000 stock options to Mr. Giguiere upon execution of Amendment No. 2. The stock options were issued under our 2015 Equity Incentive Plan as non-statutory stock options. They have a ten-year term and are exercisable for the purchase of 2,000,000 shares of our common stock at a price of $0.10 per share. They vest monthly and ratably over the 36-month period commencing upon issuance. Mr. Giguiere was granted piggyback registration rights with respect to the 5,000,000 Shares.

Effective February 2, 2015, we entered into Amendment No. 2 to the November 21, 2012 Employment Services Agreement, as amended on March 10, 2014, between us and Alan Johnson. Amendment No. 2 reduced Mr. Johnson’s base annual salary from $180,000 to $1, clarified the provision under which we can issue bonuses to Mr. Johnson, and provided for the issuance of 2,000,000 shares (the “Shares”) of our common stock and 1,000,000 stock options to Mr. Johnson upon execution of Amendment No. 2. The stock options were issued under our 2015 Equity Incentive Plan as non-statutory stock options. They have a ten-year term and are exercisable for the purchase of 1,000,000 shares of our common stock at a price of $0.10 per share. They vest monthly and ratably over the 36-month period commencing upon issuance. Mr. Johnson was granted piggyback registration rights with respect to the 2,000,000 Shares.

Effective February 2, 2015, we entered into Amendment No. 1 (“Amendment No. 1”) to the March 10, 2014 Employment Services Agreement between us and Michael D. Rountree. Amendment No. 1 reduced Mr. Rountree’s base annual salary from $180,000 to $1, clarified the provision under which we can issue bonuses to Mr. Rountree and provided for the issuance of 2,000,000 shares of our common stock and 1,000,000 stock options to Mr. Rountree upon execution of the Amendment. The stock options were issued under our 2015 Equity Incentive Plan as non-statutory stock options. They have a ten-year term and are exercisable for the purchase of 1,000,000 shares of our common stock at a price of $0.10 per share. They vest monthly and ratably over the 36-month period commencing upon issuance. Mr. Rountree was granted piggyback registration rights with respect to the 2,000,000 shares.

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

On May 15, 2015, we entered into a 2-year employment agreement with Jason Harvey, our Chief Executive Officer which had an effective date of April 8, 2015, the date in which he was appointed as our Chief Executive Officer. The employment agreement will be automatically renewed for successive periods of two years at the end of each term unless we or the employee give the other written notice at least 60 days prior to the end of the term or the applicable renewal term, as the case may be. The employment agreement provided for the issuance of 2,250,000 shares of our common stock to Mr. Harvey which shares have yet to be issued. Pursuant to the employment agreement, Mr. Harvey receives a base annual salary of $175,000 and is entitled to receive an annual bonus of up to 100% of his base annual salary upon our achieving certain milestones to be established by our Board of Directors. The employment agreement also provides for paid vacation time, payment of customary health insurance and other benefits and expense reimbursement. The employment agreement also contains a non-compete and non-solicitation provision effective during the employment period and for up to 12 months thereafter in the case of the non-compete provision and for 3 months thereafter in the case of the non-solicitation provision unless Mr. Harvey is terminated without cause or Mr. Harvey terminates the agreement for good reason, in which case the non-compete provision is of no further force or effect.

In the event Mr. Harvey is terminated for cause, or resigns without good reason, Mr. Harvey is entitled to receive all compensation, including bonus payments, accrued through the date of termination. In the event Mr. Harvey is terminated without cause or resigns for good reason, Mr. Harvey will be entitled to receive all compensation, including bonus payments, accrued through the date of termination together with all compensation, including bonus payments, earned through the severance period which is defined as a period of 12 months from termination if more than 12 months remain on the term of the employment agreement at the time of termination, and as a period of 6 months from termination, if less than 6 months remain on the term of the employment agreement at the time of termination, and as a period comprising the balance of the term of more than 6 but less than 12 months remain on the term of the employment agreement at the time of termination.

On April 28, 2015, JMJ Financial (“JMJ”), a Nevada sole proprietorship, purchased a redeemable, convertible note (the “Second JMJ Note”) from us in the principal amount of $27,778 due April 28, 2016. The JMJ Note was subject to an original issue discount resulting in a purchase price of $25,000. The Second JMJ Note, including accrued interest due thereon, is convertible by JMJ, at its option, any time after 180 days from the date of issuance at a conversion price equal to the lesser of $0.16 or 60% of the average of the two lowest trading prices during the twenty trading days prior to conversion. The Second JMJ Note may be prepaid by us any time within 120 days from the date of issuance without payment of interest. If we do not prepay the Second JMJ Note within such 120 day period, a one-time interest charge of 12% will be applied to the principal amount. The Second JMJ Note becomes immediately due and payable upon certain events of default and subjects us to significant default penalties. JMJ may provide us with additional loans on the same terms pursuant to which JMJ would receive notes which, together with the all other JMJ Notes, aggregate to $250,000. JMJ previously purchased a similar note from us dated December 15,2014 in the principal amount of $55,555.

On May 11, 2015, our Board of Directors and the holders of a majority of our outstanding common stock, our only outstanding voting stock, adopted resolutions approving an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 300,000,000 shares to 1,000,000,000 shares. The primary purpose for the increase is to enhance our ability to finance the development and operation of our business. Potential uses of the additional shares may include public or private offerings, conversions of convertible securities, issuances pursuant to employee benefit plans, acquisition transactions and other general corporate purposes. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the actions described herein will not be implemented until a date at least 20 days after the date on which an Information Statement has been provided to our shareholders.

On April 14, 2015, we entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (“CBP”), a New York limited liability company, pursuant to which CBP purchased a 5% redeemable, convertible note (the “CBP Note”) from us in the principal amount of $60,000 due April 14, 2016. The CBP Note was subject to an original issue discount of $8,500 resulting in a purchase price of $51,500. The CBP Note, including accrued interest due thereon, is convertible by CBP, at its option, any time after 180 days from issuance at a conversion price equal to 52% of the lowest trading price for our common stock during the twenty-day trading period prior to the date on which CBP provides us with a conversion notice. The conversion price will be reduced by 10% if we are not DWAC eligible. The CBP Note may be prepaid by us within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 140% for a prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 period is 120%, for the 61-90 day period is 125%, for the 91-120 day period is 130% and for the 121-150 day period is 135%. The CBP Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

On May 12, 2015, we entered into a Securities Purchase Agreement with Peak One Opportunity Fund, L.P. a Delaware limited partnership (“Peak”) pursuant to which Peak purchased a three-year Convertible Promissory Note from us in the principal amount of $70,000 (the “Peak Debenture”). The Peak Debenture was subject to an original issue discount resulting in a purchase price of $63,000. In connection with the Peak Debenture, we also paid Peak a commitment fee consisting of a cash payment of $5,000 and 75,000 shares of our restricted common stock. The Peak Debenture is convertible by Peak, at its option, at any time, at a conversion price equal to 60% of the lowest closing bid price for our common stock during the twenty trading days prior to conversion. The Peak Debenture may be redeemed by us at any time. The Peak Debenture may be redeemed (i) within 90 days of issuance at 100% of the outstanding principal amount; (ii) more than 90 but less than 121 days after issuance at 110% of the outstanding principal amount; (iii) more than 120 but less than 151 days after the issuance at 120% of the outstanding principal amount; (iv) more than 150 days but less than 181 days after issuance at 125% of the outstanding principal amount; and (v) more than 180 days after issuance at 130% of the outstanding principal amount. The Peak Debenture becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties. By mutual agreement, Peak may provide us with additional funding on the same terms under a second debenture in the principal amount of $100,000.

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

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit

10.1	Employment Agreement, dated May 14, 2015, between Registrant and Jason Harvey.
10.2	Convertible Promissory Note of Registrant, dated April 14, 2015, in the principal amount of $60,000 issued to Crown Bridge Partners, LLC
10.3	Convertible Promissory Note of Registrant, dated May 11, 2015, in the principal amount of $10,000 issued to Vis Vires Group, Inc.
10.4	Convertible Debenture of Registrant, dated May 12, 2015, in the principal amount of $70,000 issued to Peak One Opportunity Fund, L.P.
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVENTURE INTERACTIVE, INC.

May 18, 2015	By:	/s/ Jason Harvey
Jason Harvey, Chief Executive Officer

EVENTURE INTERACTIVE, INC.

May 18, 2015	By:	/s/ Michael D. Rountree
Michael D. Rountree, Chief Financial Officer

