Form 10-Q
period 2015-06-30
Eventure Interactive, Inc.
filed 2015-08-19
CIK 1509351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-55115

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

There were 304,733,644 shares of the issuer’s common stock outstanding as of August 19, 2015.

EVENTURE INTERACTIVE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVENTURE INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS

Current Assets
Cash	$13,663	$2,957
Deposits	15,196	15,196
Total current assets	28,859	18,153
Fixed assets, net	51,864	52,782

Total assets	$80,723	$70,935

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$761,861	$400,323
Accrued expenses	42,912	924,372
Related party payables	252,094	–
Related party notes payable	175,208	555,250
Notes payable, net of discount of $0 and $2,889, respectively	50,000	147,111
Convertible notes payable, net of discount of $731,662 and $168,000, respectively	286,588	6,000
Common stock payable	128,000	–
Derivative liabilities – current	1,392,959	177,149
Total current liabilities	3,089,622	2,210,205
Derivative liabilities – non-current	231,863	328,044
Convertible notes payable, net of debt discount of $141,314 and $55,556, respectively	4,820	–

Total liabilities	3,326,305	2,538,249

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 1,000,000 and -0- shares of Series A issued and outstanding, respectively	1,000	–
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 67,620,394 and 25,481,323 shares issued and outstanding, respectively	67,620	25,481
Subscriptions receivable	(17,000)	–
Additional paid-in capital	31,441,424	25,242,130
Accumulated deficit	(34,738,626)	(27,734,925)

Total stockholders’ deficit	(3,245,582)	(2,467,314)

Total liabilities and stockholders’ deficit	$80,723	$70,935

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVENTURE INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Revenues	$348	$–	$348	$–
General and administrative expenses	2,028,194	2,720,116	6,203,341	18,768,236

Operating loss	(2,027,846)	(2,720,116)	(6,202.993)	(18,768,236)

Other income (expense):
Change in fair value of derivative liabilities	(402,483)	(3,388,014)	(422,280)	(3,388,014)
Interest expense	(224,745)	–	(379,791)	–
Gain on debt extinguishment	1,363	–	1,363	–
Total other income (expense)	(625,865)	(3,388,014)	(800,708)	(3,388,014)

Net loss	$(2,653,711)	$(6,108,130)	$(7,003,701)	$(22,156,250)

Loss per common share – basic and diluted	$(0.04)	$(0.26)	$(0.13)	$(1.00)

Weighted average number of common shares outstanding – basic and diluted	62,801,661	23,662,145	55,171,195	22,053,748

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVENTURE INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(7,003,701)	$(22,156,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,496,612	17,801,575
Change in fair value of derivative liabilities	422,280	3,388,014
Depreciation and amortization expense	14,643	8,377
Amortization of debt discount on notes	366,683	–
Gain on debt extinguishment	(1,363)	–
Changes in operating assets and liabilities:
Deposits	–	(10,196)
Accounts payable	361,538	66,166
Accrued expenses	39,035	151,761
Net cash used in operating activities	(1,304,763)	(750,553)

Cash flows from investing activities
Payments for software development costs	–	(369,515)
Acquisition of fixed assets	(13,725)	(36,185)
Net cash used in investing activities	(13,725)	(405,700)

Cash flows from financing activities
Proceeds from related party loans	89,000	120,107
Repayments of related party loans	(108,650)	(120,107)
Related party advances	252,094	–
Proceeds from convertible notes	788,750	–
Proceeds from sale of common stock and warrants	308,000	1,275,000
Net cash provided by financing activities	1,329,194	1,275,000

Net change in cash	10,706	118,747

Cash at beginning of the period	2,957	67,762

Cash at end of the period	$13,663	$186,509

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$–	$–
Interest	$–	$100

Noncash investing and financing transactions:
Original issue discount on issuance of convertible notes	$161,528	$–
Settlement of related party debt with convertible debt	$100,000	$–
Conversion of convertible debt and accrued interest to common stock	$116,047	$–
Debt discount – variable conversion feature derivative liabilities	$1,019,521	$–
Debt discount – common stock and warrants	$18,115	$–
Issuance of common stock for related party notes payable and interest	$362,105	$–
Issuance of common stock to settle accrued expenses	$918,184	$–
Stock subscriptions receivable	$17,000	$–
Fair value of warrant derivative liabilities issued in common stock offering	$-	$449,624

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $34,738,626 as of June 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management intends to finance its operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Since the Company is in a loss position, it has excluded stock options and warrants from its calculation of diluted net loss per common share. At June 30, 2015, the Company had 9,131,216 stock options and 11,576,452 warrants and 104,392,929 shares issuable upon the conversion of convertible debt that would have been included in its calculation of diluted net loss per common share if they were not anti-dilutive.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative liabilities were calculated using the Black Scholes model.

New Accounting Pronouncements

The Company’s management does not believe that any other recently issued pronouncements will have a material effect on the Company’s financial statements.

3. RELATED PARTY TRANSACTIONS

Related party payables

During the six months ended June 30, 2015, the Company’s CFO advanced the Company $109,150 to fund the operations of the Company, all of which is payable as of June 30, 2015.

During the six months ended June 30, 2015, the Company’s Chairman advanced the Company $41,845 to fund the operations of the Company, all of which is payable as of June 30, 2015.

At June 30, 2015, the Company owes a related party entity $101,099 for marketing services provided to the Company during the six months ended June 30, 2015. The entity is 71% owed by a Director of the Company and 8% owned by the CFO of the Company.

Related party notes payable

At June 30, 2015 and December 31, 2014, the Company owed its Chairman and former CEO $10,050 and $190,250, respectively, for loans provided to the Company by the Chairman. The loans bear interest at 1% per annum. During January, April and May 2015, we received a total of $79,000 from its Chairman. During the six months ended June 30, 2015, the Company paid off $98,650 of the loans.

At June 30, 2015 and December 31, 2014, the Company owed its CFO $0 and $40,000, respectively, for loans provided to the Company by the CFO. The loans bear interest at 1% per annum. On February 12, 2015, the Company received a $10,000 loan from its CFO, payable May 13, 2015. On June 29, 2015, the Company paid off the $10,000 loan.

At June 30, 2015 and December 31, 2014, the Company owed a Director of the Company $115,158 and $275,000, respectively, for loans provided to the Company by the Director. The amounts owed to the Director are past due and in default at June 30, 2015. The loans bear interest at 1% per annum.

At June 30, 2015 and December 31, 2014, the Company owed $50,000 to a relative of an executive of the Company. The amounts owed to the individual are past due and in default at June 30, 2015. The loans bear interest at 1% per annum.

4. NOTES PAYABLE

During August 2014, the Company received $45,000 in cash for a $50,000 promissory note due in June 2015. The promissory note has no stated interest rate. The Company is recognizing the $5,000 original issue discount as interest expense over the life of the promissory note which was due in June 2015. During the six months ended June 30, 2015, this loan was assigned to a third party and exchanged into convertible notes. No gain or loss was recorded on the debt extinguishment.

During the year ended December 31, 2014, the Company received $100,000 in cash from third parties in exchange for $100,000 of notes payable bearing interest at 1% per annum. During the six months ended June 30, 2015, $50,000 of these notes payable was assigned to a third party and exchanged into convertible notes. No gain or loss was recorded on the debt extinguishment. At June 30, 2015, the remaining $50,000 note payable is past due and in default.

5. CONVERTIBLE NOTES PAYABLE

Convertible debt with a variable conversion feature consists of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
LG	$95,000	$110,000
KBM	-	64,000
JMJ	76,134	55,556
Tangiers	55,000	–
FireRock	137,500	–
Adar Bays	44,000	–
Union Capital	44,000	–
River North Equity	52,500	–
Crown Bridge Partners	115,250	–
Peak One	70,000	–
JSJ Investments	50,000	–
EMA Financial	75,000	–
SBI Investments	350,000	–
Total convertible notes payable	$1,164,384	$229,556
Less: debt discount	(872,976)	(223,556)
Convertible notes payable, net	291,408	6,000
Less: current portion	(286,588)	(6,000)
Long-term portion	$4,820	$–

LG

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

On June 16, 2015, LG converted $15,000 of principal and $598 of interest into 419,310 shares of common stock. The Company recorded a loss on debt extinguishment of $1,178 consisting of the excess of the fair value of the shares issued and the principal of the debt settled of $10,399 and the unamortized debt discount of $7,500, partially offset by the fair value of the variable conversion feature derivative liability settled of $16,721.

KBM

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

On June 25, 2015, the KBM notes were assigned by the Company to SBI Investments. The assignment was treated as a debt extinguishment by the Company. The Company recorded a debt extinguishment gain of $36,207 consisting of the fair value of the variable conversion feature derivative liability settled of $78,912, partially offset by the unamortized debt discount of $42,705.

JMJ

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

On April 28, 2015, the Company issued JMJ a $27,778 convertible promissory note (of which $2,778 was an original issue discount). The note is identical, in all material respects, to the existing JMJ Note. The note has a two-year term and provide for payment of interest on the principal amount at maturity at the rate of 12% per annum. The note, including accrued interest due thereon, is convertible by JMJ, at its option, any time after 180 days from the date of issuance at a conversion price equal to the lesser of $0.16 or 60% of the average of the two lowest trading prices during the twenty trading days prior to conversion.

On June 16, 2015, JMJ converted $7,200 of principal into 200,000 shares of common stock. The Company recorded a loss on debt extinguishment of $2,887 consisting of the excess of the fair value of the shares issued and the principal of the debt settled of $5,200 and the unamortized debt discount of $7,100, partially offset by fair value of the variable conversion feature derivative liability settled of $9,413.

Tangiers

On January 23, 2015, we issued a one-year 10% convertible promissory note to Tangiers Investment Group, LLC (“Tangiers”) in the principal amount of $55,000 (the “Tangiers Note”). The Tangiers Note was subject to an original issue discount of $5,000 resulting in net proceeds of $50,000. The Tangiers Note, including accrued interest due thereon, is convertible by Tangiers, at its option, any time after 180 days from the date of issuance at a conversion price equal to 52% of the lowest trading price for our common stock during the twenty trading days prior to conversion. The conversion price will be further reduced by 10% if we are placed on “chill” status with the Depository Trust Company until such “chill” is remedied and will be reduced by 5% if we are not Deposits and Withdrawal at Custodian eligible. The Tangiers Note may be prepaid by us within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 145% for a prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 day period is 121%, for the 61-90 day period is 127%, for the 91-120 day period is 133%, and for the 121-150 day period is 139%. The Tangiers Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties. By mutual agreement, Tangiers may provide us with additional funding on the same terms up to an aggregate principal amount of $330,000 during the 9-month period which commenced on January 23, 2015.

FireRock

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

VGI

On April 8, 2015, we issued to Vires Group, Inc. (“VGI”), a 12% convertible promissory note in the principal amount of $38,000 due January 2016 (the “VGI Note”). The VGI Note is convertible by VGI, at its option, any time after 180 days from issuance at a conversion price equal to 50% of the average of the three lowest trading prices for our common stock during the twenty-day trading period prior to the date on which VGI provides us with a conversion notice. The VGI Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

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

On June 25, 2015, the VGI notes were assigned by the Company to SBI Investments. The assignment was treated as a debt extinguishment by the Company. The Company recorded a debt extinguishment gain of $16,981 consisting of the fair value of the variable conversion feature derivative liability settled of $49,533, partially offset by the unamortized debt discount of $32,552.

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

On May 22, 2015, the Company issued to CBP a 5% convertible promissory note in the principal amount of $48,500 due May 2016 (the “CBP Note 2”). The CBP Note 2 is convertible by CBP, at its option, any time after 180 days from issuance at a conversion price equal to 52% of the lowest trading prices for our common stock during the twenty-day trading period prior to the date on which CBP provides us with a conversion notice. The CBP Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

On May 26, 2015, the Company issued to CBP a convertible promissory note in the principal amount of $10,000 due May 2016 (the “CBP Note 3”). The CBP Note 3 is convertible at CBP’s option into common stock of the Company at a conversion price equal to 52% of the lowest trading prices for our common stock during the twenty-day trading period prior to the date on which CBP provides us with a conversion notice. The CBP Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

On June 4, 2015, the Company issued to CBP a convertible promissory note in the principal amount of $40,000 due June 2016 (the “CBP Note 4”). The CBP Note 4 is convertible at CBP’s option into common stock of the Company at a conversion price equal to 52% of the lowest trading prices for our common stock during the twenty-day trading period prior to the date on which CBP provides us with a conversion notice. The CBP Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

On various dates in May and June, 2015, CPP converted $43,250 of principal into 1,965,325 shares of common stock. The Company recorded a loss on debt extinguishment of $23,924 consisting of the excess of the fair value of the shares issued and the principal of the debt settled of $55,929 and the unamortized debt discount amortization of $46,092, partially offset by the fair value of the variable conversion feature derivative liability settled of $78,097.

Peak One

On May 12, 2015, the Company issued Peak One Opportunity Fund (“Peak One”) a $70,000 convertible promissory note in the principal amount of $70,000 due May 2018. The Peak One note is convertible at Peak One’s option into common stock of the Company at a conversion price equal to 60% of the lowest bid price 20 days immediately preceding the date of conversion. Pursuant to this agreement, the Company also issued 75,000 shares of common stock to Peak One with a fair value of $8,625 (a relative fair value of $7,000). The relative fair value of the shares issued was recorded as debt discount and will be amortized to interest expense over the term of the note.

JSJ Investments

On May 19, 2015, the Company issued JSJ Investments, Inc. (“JSJ”) a $50,000 convertible promissory note in the principal amount of $50,000 due February 2016. The JSJ note is convertible by JSJ, at its option, any time after 180 days from issuance at a conversion price equal to 45% of the lowest trading prices for our common stock during the twenty-day trading period prior to the date on which JSJ provides us with a conversion notice.

EMA Financial

On June 1, 2015, the Company issued EMA Financials, LLC (“EMA”) a $75,000 10% convertible promissory note in the principal amount of $75,000 due June 2016. The EMA note is convertible by JSJ, at its option, any time after 180 days from issuance at a conversion price equal to the lower of the closing sale price of common stock on the principal market on the trading day immediately preceding the closing date and 50% of the lowest trading prices for our common stock during the twenty-day trading period prior to the date on which EMA provides us with a conversion notice.

Rider Capital

On June 15, 2015, the Company issued Rider Capital Corporation (“Rider”) a $50,000 convertible promissory note in the principal amount of $50,000 due June 2016. The Rider note is convertible by Rider, at its option, any time after 180 days from issuance at a conversion price equal to 30% of the lowest trading prices for our common stock during the sixty-day trading period prior to the date on which Rider provides us with a conversion notice.

During June 2015, Rider converted $50,000 of principal into 2,634,882 shares of common stock. The Company recorded a loss on debt extinguishment of $23,836 consisting of the excess of the fair value of the shares issued and the principal of the debt settled of $63,332 and the unamortized debt discount of $50,000, partially offset by fair value of the variable conversion feature derivative liability settled of $89,496.

SBI Investments

On June 25, 2015, the Company issued SBI Investments LLC, 2014-1 (“SBI”) a $164,631 8% convertible promissory note in the principal amount of $164,631 due June 2016 (the “SBI Note 1”). The SBI Note 1 is convertible at SBI’s option into common stock of the Company at a conversion price equal to 50% of the lowest bid price 20 days immediately preceding the date of conversion.

On June 25, 2015, the Company issued SBI a $60,369 8% convertible promissory note in the principal amount of $60,369 due June 2016 (the “SBI Note 2”). The SBI Note 2 is convertible at SBI’s option into common stock of the Company at a conversion price equal to 50% of the lowest bid price 20 days immediately preceding the date of conversion.

On June 26, 2015, the Company issued SBI a $125,000 8% convertible promissory note in the principal amount of $125,000 due June 2016 (the “SBI Note 2”). The SBI Note 3 is convertible at SBI’s option into common stock of the Company at a conversion price equal to 50% of the lowest bid price 20 days immediately preceding the date of conversion.

Debt discount

The conversion price of the above convertible notes are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion features was recognized as derivative instruments at the issuance dates and are measured at fair value at each reporting period. Debt discount was recorded up to the purchase price of the notes and is amortized to interest expense over the term of the notes. The fair value of the beneficial conversion feature in excess of the principal amount allocated to the notes was expensed immediately as unrealized loss on derivative obligation.

Following is a summary of the debt discount for each of the convertible notes:

Noteholder	December 31, 2014	Discount	Debt Extinguishment	Expense	June 30, 2015
LG	$105,200	$-	$(7,500)	$(45,536)	$52,164
KBM	62,800	48,000	(42,705)	(68,095)	-
JMJ	55,556	27,778	(7,100)	(4,220)	72,014
Tangiers	-	55,000	-	(23,808)	31,192
FireRock	-	126,385	-	(122,195)	4,190
Adar Bays	-	44,000	-	(18,840)	25,160
Union Capital	-	44,000	-	(14,306)	29,694
River North Equity	-	52,500	-	(14,918)	37,582
VGI	-	48,000	(32,552)	(15,448)	-
Crown Bridge Partners	-	158,500	(46,092)	(17,791)	94,617
Peak One	-	70,000	-	(700)	69,300
JSJ Investments	-	50,000	-	(7,609)	42,391
EMA Financial	-	75,000	-	(5,943)	69,057
Rider Capital	-	50,000	(50,000)	-	-
SBI Investments	-	350,000	-	(4,385)	345,615
Total	$223,556	$1,199,663	$(185,949)	$(363,794)	$872,976

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

Activity for derivative warrant liabilities during the six months ended June 30, 2015 was as follows:

Balance at December 31, 2014	$269,929
Initial valuation of derivative liabilities upon issuance of new warrants	–
Decrease in fair value of derivative liability	(135,014)
Balance at June 30, 2015	$134,915

The fair value of these warrants was valued on June 30, 2015 using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.07%, (2) term of 7 years, (3) expected stock volatility of 177%, (4) expected dividend rate of 0%, and (5) common stock price of $0.02.

Derivative conversion feature on convertible debt

Activity for derivative liabilities related to the variable conversion features on convertible debt during the six months ended June 30, 2015 was as follows:

Lender	Balance at December 31, 2014	Initial valuation of derivative liabilities upon issuance of variable feature convertible notes	Debt extinguishment /conversions	Change in fair value of derivative liability	Balance at June 30, 2015

LG	$110,867	$-	$(16,721)	$8,383	$102,529
JMJ	58,115	25,000	(9,413)	23,246	96,948
KBM	66,282	45,000	(78,912)	(32,370)	-
FireRock	-	100,271	-	(36,389)	63,882
Tangiers	-	50,000	-	25,568	75,568
Adar Bays	-	37,500	-	10,963	48,463
Union Capital	-	38,000	-	14,551	52,551
River North Equity	-	44,750	-	20,835	65,585
VGI	-	48,000	(49,533)	4,533	-
Crown Bridge	-	140,000	(78,097)	109,530	171,433
Peak One	-	48,500	-	42858	91,358
JSJ Investments	-	44,000	-	21,737	65,737
EMA Financial	-	71,500	-	45,517	117,017
Rider Capital	-	50,000	(89,496)	39,496	-
SBI Investments	-	280,000	-	258,836	538,836
Total	$235,264	$1,019,521	$(322,172)	$550,294	$1,489,907

The fair value of these derivatives was valued on the date of the issuances of the 2015 convertible notes using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 0.17% - 0.29%, (2) term of 0.50- 3.0 years, (3) expected stock volatility of 120% - 213%, (4) expected dividend rate of 0%, and (5) common stock price of $0.03 - $0.11.

The fair value of these derivatives was valued on June 30, 2015 using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 0.28%, (2) term of 0.2 – 2.87 years, (3) expected stock volatility of 125% -330%, (4) expected dividend rate of 0%, and (5) common stock price of $0.02.

7. STOCKHOLDERS’ EQUITY

Authorized shares

On June 18, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada to increase the number of authorized shares of common stock from 300,000,000 shares to 1,000,000,000 shares.

Sales of Common Stock for Cash

During the six months ended June 30, 2015, the Company issued 1,000,000 shares of common stock to individuals at a price of $0.05 per share for total cash proceeds of $50,000.

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

During the six months ended June 30, 2015, the Company received $258,000 from Aladdin for the issuance of common stock (as described above). As of June 30, 2015, the Company was owed $17,000 for subscriptions receivable (as described above).

Common Stock issued for Services

Gannon Giguiere

On February 2, 2015, we entered into Amendment No. 2 to the November 21, 2012 Employment Services Agreement, as amended on March 10, 2014, between us and Gannon Giguiere, our Director and former CEO. The amendment reduced the CEO’s base annual salary from $180,000 to $1, clarified the provision under which we can issue bonuses to the CEO, and provided for the issuance of 5,000,000 shares of our common stock (which were granted piggyback registration rights) and 2,000,000 stock options which have a ten-year term and are exercisable for the purchase of 2,000,000 shares of our common stock at a price of $0.10 per share. The stock options vest monthly and ratably over the 36-month period commencing upon issuance. The fair value of the 5,000,000 shares of common stock issued was $0.12 per share ($599,500). During the six months ended June 30, 2015, the Company recorded stock-based compensation of $599,500 in connection with the issuance of these shares.

On February 2, 2015, $351,000 in accrued salary due to Gannon Giguiere, was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 5,014,286 shares of common stock which were granted piggyback registration rights. The fair value of the common stock issued was $0.12 per share ($601,213). The Company recorded the difference between the accrued salary and the fair value of the shares issued of $250,213 as stock-based compensation during the six months ended June 30, 2015.

On February 2, 2015, an aggregate of $160,550 of related party notes payable and $431 of interest was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 2,299,729 shares of common stock to Mr. Giguiere. Piggyback registration rights apply to these shares. The fair value of the common stock issued was $0.12 per share ($275,738). The Company recorded the difference between the related notes payable and accrued interest and the fair value of the shares issued of $114,757 as stock-based compensation during the six months ended June 30, 2015.

Alan Johnson

On February 2, 2015, we entered into Amendment No. 2 to the November 21, 2012 Employment Services Agreement, as amended on March 10, 2014, between us and Alan Johnson, our Chief Corporate Development Officer. The amendment reduced Mr. Johnson’s base annual salary from $180,000 to $1, clarified the provision under which we can issue bonuses to Mr. Johnson, and provided for the issuance of 2,000,000 shares of our common stock (which were granted piggyback registration rights) and 1,000,000 stock options to Mr. Johnson upon execution of the amendment. The stock options were issued under our 2015 Equity Incentive Plan as non-statutory stock options. The stock options have a ten-year term and are exercisable for the purchase of 1,000,000 shares of our common stock at a price of $0.10 per share. The stock options vest monthly and ratably over the 36-month period commencing upon issuance. The fair value of the 2,000,000 shares of common stock issued was $0.12 per share ($239,800). During the six months ended June 30, 2015, the Company recorded stock-based compensation of $239,800 in connection with the issuance of these shares.

On February 2, 2015, $339,750 in accrued salary due to Alan Johnson was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 4,853,571 shares of common stock to Mr. Johnson. Piggyback registration rights apply to these shares. The fair value of the common stock issued was $0.12 per share ($581,943). The Company recorded the difference between the accrued salary and the fair value of the shares issued of $242,193 as stock-based compensation during the six months ended June 30, 2015.

On February 2, 2015, an aggregate of $159,842 of related party notes payable and $1,139 of interest was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 2,299,729 shares of common stock to Mr. Johnson. Piggyback registration rights apply to these shares. The fair value of the common stock issued was $0.12 per share ($275,738). The Company recorded the difference between the related notes payable and accrued interest and the fair value of the shares issued of $114,757 as stock-based compensation during the six months ended June 30, 2015.

Mike Rountree

On February 2, 2015, we entered into Amendment No. 1 to the March 10, 2014 Employment Services agreement between us and Michael Rountree, our Chief Financial Officer and Treasurer. The Amendment reduced Mr. Rountree’s base annual salary from $180,000 to $1, clarified the provision under which we can issue bonuses to Mr. Rountree and provided for the issuance of 2,000,000 shares of our common stock (which were granted piggyback registration rights) and 1,000,000 stock options to Mr. Rountree upon execution of the amendment. The stock options were issued under our 2015 Equity Incentive Plan as non-statutory stock options. The stock options have a ten-year term and are exercisable for the purchase of 1,000,000 shares of our common stock at a price of $0.10 per share. The stock options vest monthly and ratably over the 36 month period commencing upon issuance. The fair value of the 2,000,000 shares of common stock issued was $0.12 per share ($239,800). During the six months ended June 30, 2015, the Company recorded stock-based compensation of $239,800 in connection with the issuance of these shares.

On February 2, 2015, $227,435 in accrued salary due to Michael Rountree, our Treasurer and Chief Financial Officer, was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 3,249,071 shares of common stock to Mr. Rountree. Piggyback registration rights apply to these shares. The fair value of the common stock issued was $0.12 per share ($389,564). The Company recorded the difference between the accrued salary and the fair value of the shares issued of $162,129 as stock-based compensation during the six months ended June 30, 2015.

On February 2, 2015, an aggregate of $40,000 of related party notes payable and $143 of interest was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 573,471 shares of common stock to Mr. Rountree. Piggyback registration rights apply to these shares. The fair value of the common stock issued was $0.12 per share ($68,759). The Company recorded the difference between the related notes payable and accrued interest and the fair value of the shares issued of $28,616 as stock-based compensation during the six months ended June 30, 2015.

Other issuances of common stock for services

The Company issued 3,400,000 shares of common stock in aggregate for consulting services during the six months ended June 30, 2015 and recorded stock-based compensation of $399,300 based on the grant date fair value of the common shares issued.

Common stock payable

At June 30, 2015, the Company owed two entities 8,000,000 shares for services provided to the Company. The Company recorded the common stock payable based on the grant date fair value of the common stock of $128,000.

Series A Preferred Stock issued for services

On June 3, 2015, the Company issued 1,000,000 shares of the Company’s Series A preferred stock to a Director of the Company for services. Each share of Series A preferred stock shall have 1,000 votes on the election of their directors and for all other purposes. The Series A preferred stock is not convertible to common stock and has no dividend rights or liquidation preference. The Company obtained a third party valuation of the preferred stock and recorded stock-based compensation of $920,800 during the six months ended June 30, 2015.

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

Stock Option Awards

On February 2, 2015, ten-year non-statutory stock options to purchase an aggregate of 6,950,000 shares of our common stock, vesting monthly and ratably over the 36 month period commencing upon issuance on the first day of each month during the vesting period with an initial vesting date of March 1, 2015 and a final vesting date of February 1, 2018 and an exercise price of $0.10 per share were issued under the 2015 Equity Incentive Plan to our employees. The options have a 10-year term. The stock price on the grant date was $0.03 per share. As a result, the intrinsic value for these options on the grant date was $0. The fair value of these options was $816,037 and was valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1.68%, (2) term of 10 years, (3) expected stock volatility of 176%, and (4) expected dividend rate of 0%.

A summary of stock option activity is presented below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,583,744	$0.81		$-
Granted	6,950,000	$0.10
Cancelled/Expired	(402,528)	$0.41
Outstanding at June 30, 2015	9,131,216	$0.29	9.23	$-
Exercisable at June 30, 2015	2,535,157	$0.50	8.65	$-

During the six months ended June 30, 2015 and 2014, the Company recognized stock-based compensation expense of $868,693 and $1,505,783, respectively, related to stock options. As of June 30, 2015, there was $1,278,837 of total unrecognized compensation cost related to non-vested stock options.

Warrant Awards

On May 19, 2015, the Company issued warrants to a third party to purchase 250,000 shares of its common stock granted with an exercise price of $0.1083 per share. The stock price on the grant date was $0.11 per share. As a result, the intrinsic value for these warrants on the grant date was $0. The fair value of these warrants was approximately $23,284 and was valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1.01%, (2) term of 3 years, (3) expected stock volatility of 163.47%, and (4) expected dividend rate of 0%. All of the warrants vested immediately.

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

A summary of warrant activity is presented below:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3,760,831	$0.75	-	-
Granted	3,050,000	$0.10	-	-
Warrants issued pursuant to anti-dilution adjustments	5,015,621	$0.48	-	-
Exercised	-	$-	-	-
Expired/Forfeited	(250,000)	$1.00	-	-
Outstanding and exercisable at June 30, 2015	11,576,452	$0.37	7.54	$7,500

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

On May 19, 2015, the Company entered into a twelve (12) month consulting agreement with VC Advisors (“VC”) pursuant to which VC provides us with financial consulting services on a non-exclusive basis. The services may be related to corporate finance matters, joint ventures and financial strategies. In connection therewith, we pay VC a service fee equal to $15,000 per month, payable in cash or common stock.

Employment Agreements

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

9. FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2015
Warrant derivatives	$-	$-	$134,915	$134,915
Variable conversion features – convertible debt derivatives	$-	$-	$1,489,907	$1,489,907
	$-	$-	$1,624,822	$1,624,822

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30,
	2015	2014
Beginning balance	$505,193	$-
Additions	1,019,521	449,624
Debt conversion/extinguishment	(322,172)	-
Change in fair value	422,280	3,388,014
Ending balance	$1,624,822	$3,837,638

Change in unrealized gain included in earnings	$422,280	$3,388,014

10. SUBSEQUENT EVENTS

Debt issuances

RDW Capital

On July 10, 2015, the Company issued to RDW Capital, LLC (“RDW”) a 10% convertible promissory note in the principal amount of $100,000 due January 2016. The note is convertible by RDW, at its option, any time after 180 days from issuance at a conversion price equal to 60% of the lowest trading prices for our common stock during the twenty-day trading period prior to the date on which RDW provides us with a conversion notice. The note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

VGI

On July 13, 2015, we issued to VGI, an 8% convertible promissory note in the principal amount of $79,000 due April 2016. The note is convertible by VGI, at its option, any time after 180 days from issuance at a conversion price equal to 58% of the average of the three lowest trading prices for our common stock during the twenty-day trading period prior to the date on which VGI provides us with a conversion notice. The note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

LG Capital Funding

On July 20, 2015, the Company issued to LG an 8% convertible promissory note in the principal amount of $86,225 due July 2016. The note is convertible by LG, at its option, any time after 180 days from issuance at a conversion price equal to 62% of the lowest trading prices for our common stock during the twenty-day trading period prior to the date on which LG provides us with a conversion notice. The note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

Carebourn Capital

On July 30, 2015, the Company issued Carebourn Capital, L.P. (“Carebourn”) a 10% convertible promissory note in the principal amount of $101,800 due July 2016. The note is convertible by Carebourn, at its option, any time after 180 days from issuance at a conversion price equal to 50% of the lowest trading prices for our common stock during the twenty-day trading period prior to the date on which Carebourn provides us with a conversion notice. The note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

Conversion of convertible debt into common stock

During July and August 2015, the Company’s lenders converted $523,451 of principal into 237,113,250 shares of common stock of the Company.

Increase in authorized shares of the Company

On August 8, 2015, the Company authorized the Board of Directors of the Company to amend its certificate of incorporation to increase the number of authorized shares of the Company to 2,000,000,000 shares.

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

During the six months ended June 30, 2015, we have continued to develop and commercialize our business, including that part of our business dedicated to software applications and hardware devices, and intend to continue to do so during the remainder of 2015. This will require us to raise additional funds. No assurance can be given that we will be able to do so or that we will be able to do so on reasonable terms. We have incurred losses since our inception. The future of our Company is dependent upon our ability to obtain additional financing, successfully develop and market our products and services and achieve revenues and profitability. We represent a speculative investment. Investors may lose some or all of their investment in us.

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

Our services can be accessed through:

·	Mobile applications for Android-based smartphones and devices;

·	Mobile applications for iOS-based smartphones and devices;

·	Website – www.eventure.com*; and

·

Wearable cameras and devices networked through our smart streaming hub, which, together with the above, collectively form the Eventure Everywhere™ Service

The contents of our Website are not incorporated into this Report.

Feature highlights of Eventure Everywhere™ include:

·	An instant, smart communications platform that allows users to tap into our rich features through text messaging;

·	A native calendar to mark the event date, time, and location. Providing enhanced RSVP management, organizational list generation, and intuitive reminders to attendees;

·

Invitation and cards libraries of thousands of pieces allowing for the creation of invitations to/from events, and transmission of those invitations via email, SMS, or direct mail, and the browsing of future events that friends are attending (and opt-in) to get invited to join via private groupings;

·	Secure and private group-forming whereby a user has ultimate control of what photos, videos and messages may be shared with whom and when;

·

Targeted recommendations of local ideas to users based on behaviors, habits, and interests. With a local events database comprised of over 7 million event and activities listings; over 21 million venue listings; over 10 million interests; and over 30 million information pieces;

·

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

·	Wearable cameras and content streaming hub platform that allow users to tap into their collage of digital memories; and

·	A series of event inspired games titles, including the following:

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

You’re it! ™, “Tag, you’re it!”

Summary: You’re It adopts the classic game of Tag to the smart phone. Play with your friends, a new friend, or anyone who is down for a good ol’ fashioned game of tag. You’re It has the same rules as Tag: One user is “it” and the other users are “not-its”. To tag someone simply be within 5 feet of the user that’s “it”. When you have been tagged a message on your phone alerts you to start looking for “not-its”. A timer for being “it” is set, and you lose if you don’t find someone to tag before the time runs out.

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

Loss from Operations

We incurred net losses of $2,653,711 and $7,003,701, and $6,108,130 and $22,156,250, respectively, for the three and six months ended June 30, 2015 and 2014. The decrease in comparable losses was principally due to lower stock compensation in the six-month period.

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

Since inception, we have been financed primarily by way of sales of our convertible debt, common stock and loans from officers, directors and third parties.

As of June 30, 2015, the Company had a cash balance and asset total of $13,663 and $80,723 respectively, compared with $2,957 and $70,935 of cash and total assets, respectively, as of December 31, 2014.

As of June 30, 2015, the Company had current liabilities and a liability total of $3,089,622 and total liabilities of $3,326,305 compared with $2,210,205 and $2,538,249 as of December 31, 2014. Current liabilities consisted of accounts payable, accrued expenses, related party notes payable, notes payable convertible notes payable and derivative liabilities.

The overall working deficit increased from $2,192,052 deficit at December 31, 2014, to $3,060,763 at June 30, 2015. We attribute the increase to having no revenues to sustain our operating costs as we are an early-stage company.

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,304,763 for the six months ended June 30, 2015, as compared to net cash used of $750,553 for the six months ended June 30, 2014. The change in net cash used in operations was primarily due to the Company incurring a larger net loss (excluding non-cash expenses).

Net Cash Used by Investing Activities

During the six months ended June 30, 2015 and 2014, we used $13,725 and $405,700, respectively, of cash in investing activities. The cash used in investing activities in the six months ended June 30, 2015 was for the purchase of fixed assets. The cash used in investing activities in the six months ended June 30, 2014 was for software development costs of $369,515 and to purchase fixed assets of $36,185.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2015 and 2014, we received $1,329,194 and $1,275,000, respectively, in cash from financing activities. During the six months ended June 30, 2015, the cash received was largely from the sale of common stock and the issuance of debt. During the six months ended June 30, 2014, the cash received was from the sale of common stock.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $34,738,626 as of June 30, 2015 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations and loans when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from officers, directors and third parties and/or sales of common stock. Our financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the six months ended June 30, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, and for the same reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, management concluded that as of June 30, 2015 our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

During the six months ended June 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 19, 2015, the Company issued warrants to a third party to purchase 250,000 shares of its common stock granted with an exercise price of $0.1083 per share. The stock price on the grant date was $0.11 per share.

On May 7, 2015, we sold 500,000 shares to one person at a price of $0.05 per share. The shares were issued on May 8, 2015.

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

On May 28, 2015, the holder of a convertible note converted $10,000 of principal of a convertible note into 240,384 shares of the Company’s common stock at a price of $0.0416.

On June 3, 2015, the Company issued 1,000,000 shares of Series A Super-Voting Preferred Stock to Gannon Giguiere.

On June 10, 2015, the holder of a convertible note converted $12,500 of principal of a convertible note into 400,641 shares of the Company’s common stock at a price of $0.0312.

On June 16, 2015, the holder of a convertible note converted $7,200 of principal of a convertible note into 200,000 shares of the Company’s common stock at a price of $0.036.

On June 16, 2015, the holder of a convertible note converted $15,598 of principal and interest of a convertible note into 419,310 shares of the Company’s common stock at a price of $0.0372.

On June 18, 2015, the holder of a convertible note converted $13,750 of principal of a convertible note into 528,846 shares of the Company’s common stock at a price of $0.026.

On June 19, 2015, the holder of a convertible note converted $23,334 of principal of a convertible note into 1,111,111 shares of the Company’s common stock at a price of $0.021.

On June 24, 2015, the holder of a convertible note converted $26,666 of principal of a convertible note into 1,523,771 shares of the Company’s common stock at a price of $0.0175.

On June 30, 2015, the holder of a convertible note converted $7,000 of principal of a convertible note into 795,454 shares of the Company’s common stock at a price of $0.0088.

All of the foregoing issuances of securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended for transactions by an issuer not involving a public offering, pursuant to Rule 506 of Regulation D, or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Convertible Notes

On January 29, 2015, the Company issued an 8% convertible promissory notes to KBM Worldwide, Inc. (“KBM”) in the principal amounts of $48,000 due November 2, 2015 (the “KBM Note”). The KBM Note is convertible by KBM at its option any time after 180 days from issuance at a conversion price equal to 58% of the average of the lowest three trading prices for our common stock during the ten trading day period prior to the date on which KBM provides us with a conversion notice.

On May 19, 2015, the Company issued JSJ Investments, Inc. (“JSJ”) a $50,000 convertible promissory note in the principal amount of $50,000 due February 2016. The JSJ note is convertible by JSJ, at its option, any time after 180 days from issuance at a conversion price equal to 45% of the lowest trading prices for our common stock during the twenty-day trading period prior to the date on which JSJ provides us with a conversion notice.

On May 22, 2015, the Company issued to Crown Bridge Partners, LLC (“CBP”) a 5% convertible promissory note in the principal amount of $48,500 due May 2016 (the “CBP Note 2”). The CBP Note 2 is convertible by CBP, at its option, any time after 180 days from issuance at a conversion price equal to 52% of the lowest trading prices for our common stock during the twenty-day trading period prior to the date on which CBP provides us with a conversion notice. The CBP Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

On May 26, 2015, the Company issued to Crown Bridge Partners, LLC (“CBP”) a convertible promissory note in the principal amount of $10,000 due May 2016 (the “CBP Note 3”). The CBP Note 3 is convertible at CBP’s option into common stock of the Company at a conversion price equal to 52% of the lowest trading prices for our common stock during the twenty-day trading period prior to the date on which CBP provides us with a conversion notice. The CBP Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

On June 1, 2015, the Company issued EMA Financials, LLC (“EMA”) a $75,000 10% convertible promissory note in the principal amount of $75,000 due June 2016. The EMA note is convertible by JSJ, at its option, any time after 180 days from issuance at a conversion price equal to the lower of the closing sale price of common stock on the principal market on the trading day immediately preceding the closing date and 50% of the lowest trading prices for our common stock during the twenty-day trading period prior to the date on which EMA provides us with a conversion notice.

On June 4, 2015, the Company issued to Crown Bridge Partners, LLC (“CBP”) a convertible promissory note in the principal amount of $40,000 due June 2016 (the “CBP Note 4”). The CBP Note 4 is convertible at CBP’s option into common stock of the Company at a conversion price equal to 52% of the lowest trading prices for our common stock during the twenty-day trading period prior to the date on which CBP provides us with a conversion notice. The CBP Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

On June 15, 2015, the Company issued Rider Capital Corporation (“Rider”) a $50,000 convertible promissory note in the principal amount of $50,000 due June 2016. The Rider note is convertible by Rider, at its option, any time after 180 days from issuance at a conversion price equal to 30% of the lowest trading prices for our common stock during the sixty-day trading period prior to the date on which Rider provides us with a conversion notice.

On June 25, 2015, the Company issued SBI Investments LLC, 2014-1 (“SBI”) a $164,631 8% convertible promissory note in the principal amount of $164,631 due June 2016 (the “SBI Note 1”). The SBI Note 1 is convertible at SBI’s option into common stock of the Company at a conversion price equal to 50% of the lowest bid price 20 days immediately preceding the date of conversion.

On June 25, 2015, the Company issued SBI a $60,369 8% convertible promissory note in the principal amount of $60,369 due June 2016 (the “SBI Note 2”). The SBI Note 2 is convertible at SBI’s option into common stock of the Company at a conversion price equal to 50% of the lowest bid price 20 days immediately preceding the date of conversion.

On June 26, 2015, the Company issued SBI a $125,000 8% convertible promissory note in the principal amount of $125,000 due June 2016 (the “SBI Note 2”). The SBI Note 3 is convertible at SBI’s option into common stock of the Company at a conversion price equal to 50% of the lowest bid price 20 days immediately preceding the date of conversion.

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

On May 19, 2015, we entered into an Advisory Agreement (the “VC Agreement”) with VC Advisory, LLC, a Nevada limited liability corporation (“VC”) pursuant to which VC is providing us with financial consulting services (the “Services”). The Services include advice regarding prospective acquisitions, consolidations, mergers, joint ventures and financial strategies. The VC Agreement has a one-year term which is subject to renewal for one or more additional one-year terms upon mutual agreement of the parties. Either party may terminate the Agreement upon ten business days advance written notice.

In consideration of the Services, we are paying VC a monthly fee of $15,000 which is payable, at our election, either in cash or stock. The VC Agreement also contains a finder’s fee provision pursuant to which we are required to pay VC a fee equal to 6.5% of the enterprise value of any company or assets that we acquire during the term of the VC Agreement or within twelve months thereafter as the result of an introduction by VC made to us during the term. Such finder’s fee is payable in cash or stock or a combination thereof as mutually determined by us and VC. The Agreement also requires us to issue 250,000 3-year warrants to VC, each exercisable for the purchase of one share of common stock at an exercise price equal to 102% of the average of the 10 trading day value weighted average closing price for our common stock during the period immediately prior to the date of the VC Agreement. We are required to issue 1,500,000 additional warrants to VC, each exercisable for the purchase of one share of our common stock at an exercise price equal to 102% of the average of the 10 trading day value weighted average closing price for our stock during the period immediately prior to the date of the VC Agreement in the event that VC introduces us to a party during the term who provides us with financing of not less than $5,000,000 during the term or within twelve months thereafter.

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

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit

10.1	Employment Agreement, dated May 19, 2015, between Registrant and VC Advisory, LLC.
10.2	Convertible Promissory Note of Registrant, dated April 28, 2015, in the principal amount of $27,778 issued to JMJ Financial.
10.3	Convertible Promissory Note of Registrant, dated May 19, 2015, in the principal amount of $50,000 issued to JSJ Investments, Inc.
10.4	Convertible Promissory Note of Registrant, dated May 22, 2015, in the principal amount of $48,500 issued to Crown Bridge Partners, LLC
10.5	Convertible Promissory Note of Registrant, dated May 26, 2015, in the principal amount of $10,000 issued to Crown Bridge Partners, LLC
10.6	Convertible Promissory Note of Registrant, dated June 1, 2015, in the principal amount of $75,000 issued to EMA Financials, LLC
10.7	Convertible Promissory Note of Registrant, dated June 4, 2015, in the principal amount of $40,000 issued to Crown Bridge Partners, LLC
10.8	Convertible Promissory Note of Registrant, dated June 15, 2015, in the principal amount of $50,000 issued to Rider Capital Corporation.
10.9	Convertible Promissory Note of Registrant, dated June 25, 2015, in the principal amount of $164,631 issued to SBI Investments, LLC.
10.10	Convertible Promissory Note of Registrant, dated June 25, 2015, in the principal amount of $60,369 issued to SBI Investments, LLC.
10.11	Convertible Promissory Note of Registrant, dated June 26, 2015, in the principal amount of $125,000 issued to SBI Investments, LLC.
10.12	Convertible Promissory Note of Registrant, dated July 10, 2015, in the principal amount of $100,000 issued to RDW Capital, LLC.
10.13	Convertible Promissory Note of Registrant, dated July 13, 2015, in the principal amount of $79,000 issued to Vires Group, LLC.
10.14	Convertible Promissory Note of Registrant, dated July 20, 2015, in the principal amount of $86,225 issued to LG Capital, LLC.
10.15	Convertible Promissory Note of Registrant, dated July 30, 2015, in the principal amount of $101,800 issued to Carebourn Capital, LP.
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_________

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

EVENTURE INTERACTIVE, INC.

August 19, 2015	By:	/s/ Jason Harvey
Jason Harvey Chief Executive Officer

EVENTURE INTERACTIVE, INC.

August 19, 2015	By:	/s/ Michael D. Rountree
Michael D. Rountree Chief Financial Officer

