Form 10-Q
period 2015-09-30
Eventure Interactive, Inc.
filed 2015-11-23
CIK 1509351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes  [X] No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]	
Non-accelerated filer [ ]		Smaller reporting company [X]
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [ ]No  [X]

There were 1,101,066,432 shares of the issuer’s common stock outstanding as of November 23, 2015.

EVENTURE INTERACTIVE, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited)	4
Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (unaudited)	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited)	6
Notes to Consolidated Financial Statements (unaudited)	7 to 32

EVENTURE INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$22,447	$2,957
Deposits	15,196	15,196
Total current assets	37,643	18,153
Fixed assets, net	44,385	52,782

Total assets	$82,028	$70,935

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$856,320	$400,323
Accrued expenses	56,103	924,372
Related party payables	161,380	–
Related party notes payable	123,458	555,250
Notes payable, net of discount of $0 and $2,889, respectively	-	147,111
Convertible notes payable, net of discount of $1,237,764 and $168,000, respectively	259,650	6,000
Derivative liabilities – current	3,245,974	177,149
Total current liabilities	4,702,885	2,210,205
Derivative liabilities – non-current	249,574	328,044

Total liabilities	4,952,459	2,538,249

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 5,000,000 and -0- shares of Series A issued and outstanding, respectively	5,000	–
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 672,891,024 and 25,481,323 shares issued and outstanding, respectively	672,891	25,481
Subscriptions receivable	(17,000)	–
Additional paid-in capital	35,270,154	25,242,130
Accumulated deficit	(40,801,476)	(27,734,925)

Total stockholders’ deficit	(4,870,431)	(2,467,314)

Total liabilities and stockholders’ deficit	$82,028	$70,935

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVENTURE INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Revenues	$(1,098)	$–	$(750)	$–
General and administrative expenses	1,322,644	1,838,057	7,525,985	20,606,293

Operating loss	(1,323,742)	(1,838,057)	(7,526,735)	(20,606,293)

Other income (expense):
Change in fair value of derivative liabilities	(1,544,078)	1,186,483	(1,966,358)	(2,021,531)
Day-one loss	(1,702,672)	-	(1,702,672)	-
Interest expense	(710,892)	–	(1,090,683)	–
Loss on debt extinguishment	(781,466)	–	(780,103)	–
Total other income (expense)	(4,739,108)	1,186,483	(5,539,816)	(2,021,531)

Net loss	$(6,062,850)	$(651,574)	$(13,066,551)	$(22,807,824)

Loss per common share – basic and diluted	$(0.02)	$(0.03)	$(0.06)	$(1.00)

Weighted average number of common shares outstanding – basic and diluted	307,131,764	24,332,098	232,311,370	22,821,543

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVENTURE INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(13,066,551)	$(22,807,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,124,731	18,922,507
Change in fair value of derivative liabilities	3,669,030	2,201,531
Depreciation and amortization expense	22,123	14,559
Amortization of debt discount on notes	1,019,530	–
Loss on debt extinguishment	780,104
Changes in operating assets and liabilities:
Deposits	–	(10,196)
Accounts payable	495,506	149,405
Accrued expenses	98,512	272,669
Net cash used in operating activities	(1,857,015)	(1,255,630)

Cash flows from investing activities
Payments for software development costs	–	(468,450)
Acquisition of fixed assets	(13,725)	(36,185)
Net cash used in investing activities	(13,725)	(504,635)

Cash flows from financing activities
Proceeds from related party loans	91,000	545,107
Repayments of related party loans	(112,400)	(120,107)
Related party advances	161,380	–
Proceeds from convertible notes	1,442,250	–
Proceeds from sale of common stock and warrants	308,000	1,275,000
Net cash provided by financing activities	1,890,230	1,700,000

Net change in cash	19,490	(60,265)

Cash at beginning of the period	2,957	67,762

Cash at end of the period	$22,447	$7,497

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$–	$–
Interest	$–	$100

Noncash investing and financing transactions:
Original issue discount on issuance of convertible notes	$473,944	$–
Settlement of related party debt with convertible debt	$150,000	$–
Settlement of debt with convertible debt	$50,000
Conversion of convertible debt and accrued interest to common stock	$798,130	$–
Debt discount – variable conversion feature derivative liabilities	$2,321,296	$–
Debt discount – common stock and warrants	$18,115	$–
Issuance of common stock for related party notes payable and interest	$362,105	$–
Issuance of common stock to settle accrued expenses	$918,184	$–
Stock subscriptions receivable	$17,000	$–
Fair value of warrant derivative liabilities issued in common stock offering	$-	$449,624

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $40,801,476 as of September 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management intends to finance its operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Since the Company is in a loss position, it has excluded stock options and warrants from its calculation of diluted net loss per common share. At September 30, 2015, the Company had 9,131,216 stock options, 12,576,452 warrants and 1,922,712,128 shares issuable upon the conversion of convertible debt that would have been included in its calculation of diluted net loss per common share if they were not anti-dilutive.

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

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurements (cont’d)

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

3. RELATED PARTY TRANSACTIONS

Related party payables

During the nine months ended September 30, 2015, the Company’s CFO advanced the Company $156,695 to fund the operations of the Company, the Company paid $34,500 in cash, leaving $122,195 payable as of September 30, 2015.

During the nine months ended September 30, 2015, the Company’s Chairman advanced the Company $47,829 to fund the operations of the Company, all of which was repaid in full as at September 30, 2015.

At September 30, 2015, the Company owes a related party entity $39,185 for marketing services provided to the Company during the nine months ended September 30, 2015.  The service fee was $188,147, of which the Company paid $148,962 in cash. The entity is 71% owed by a Director of the Company and 8% owned by the CFO of the Company.

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. RELATED PARTY TRANSACTIONS (continued)

Related party notes payable

At September 30, 2015 and December 31, 2014, the Company owed its Chairman and former CEO $6,300 and $190,250, respectively, for loans provided to the Company by the Chairman. The loans bear interest at 1% per annum. During the nine month period ended September 30, 2015, the Company received $85,300 from its Chairman. During the nine months ended September 30, 2015, the Company repaid a total of $269,250 of the outstanding loans.

At September 30, 2015 and December 31, 2014, the Company owed its CFO $2,000 and $40,000, respectively, for loans provided to the Company by the CFO. The loans bear interest at 1% per annum. On February 2, 2015, an aggregate of $40,000 of related party notes payable and $143 of interest was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 573,471 shares of common stock to Mr. Rountree. During the nine month period ended September 30, 2015, the Company received a further $12,000 in loans from its CFO of which $10,000 has been repaid.

At September 30, 2015 and December 31, 2014, the Company owed a Director of the Company $115,158 and $275,000, respectively, for loans provided to the Company by the Director. The amounts owed to the Director are past due and in default as at September 30, 2015. The loans bear interest at 1% per annum.

At September 30, 2015 and December 31, 2014, the Company owed $0 and $50,000 to a relative of an executive of the Company. The loans bear interest at 1% per annum. The amounts was assigned to a third party and exchanged for convertible notes. No gain or loss was recorded on the debt extinguishment.

4. NOTES PAYABLE

During August 2014, the Company received $45,000 in cash for a $50,000 promissory note due in June 2015. The promissory note has no stated interest rate. The Company is recognizing the $5,000 original issue discount as interest expense over the life of the promissory note. During the six months ended June 30, 2015, this loan was assigned to a third party and exchanged for convertible notes. No gain or loss was recorded on the debt extinguishment.

During the year ended December 31, 2014, the Company received $100,000 in cash from third parties in exchange for $100,000 of notes payable bearing interest at 1% per annum. During the nine months ended September 30, 2015, $100,000 of these notes payable was assigned to a third party and exchanged for convertible notes.

5. CONVERTIBLE NOTES PAYABLE

Convertible debt with a variable conversion feature consists of the following as of September 30, 2015 and December 31, 2014:

		September 30, 2015	December 31, 2014
Bluestem Advisors	(a)	48,048	-
Carebourn Capital	(b)	376,081	-
GHS Investments	(c)	43,253	-
JMJ Financial	(d)	48,870	55,556
JSJ Investments	(e)	50,000	-
KBM	(f)	-	64,000
LG	(g)	283,275	110,000
RDW Capital	(h)	100,000	-
SBI Investments	(i)	468,887	-
VGI	(j)	79,000	–
Total convertible notes payable		$1,497,414	$229,556
Less: debt discount		(1,237,764)	(223,556)
Convertible notes payable, net		259,650	6,000

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. CONVERTIBLE NOTES PAYABLE (continued)

Convertible debt with a variable conversion feature, provided and fully converted or assigned to third parties, during the nine months ended September 30, 2015, consists of the following:

		Issued During the period
Adar Bays	(k)	$44,00
Crown Bridge Partners	(l)	158,500
EMA Financial	(m)	71,500
FireRock	(n)	137,500
Peak One	(o)	50,500
Rider Capital	(p)	70,000
River North	(q)	52,500
Tangiers	(r)	55,000
Union Capital	(s)	44,00

(a) Bluestem Advisors

On September 14, 2015, a convertible note purchase agreement was entered into between River North Equity, LLC (ref (p)) (the “Seller”) and Bluestem Advisors LLC (the “Purchaser”). Under the convertible note purchase agreement, the Seller , who held a certain convertible promissory note dated March 18, 2015(the Note”) in the original principal amount of $52,500 wishes to sell and the Purchaser wishes to purchase the Note. On September 18, 2015, the convertible note purchase agreement was closed. The Note is a 9% convertible promissory note due on March 18, 2016 in the principal amount of $52,500 and is convertible by the note holder, at its option, any time after 180 days from issuance at a conversion price equal to 60% of the lowest trading price for our common stock during the twenty trading days prior to the date on which the note holder provides us with a conversion notice. The conversion price formula will be reduced from 60% to 50% if the Company is not DWAC eligible.

During the nine month period ended September 30, 2015 Bluestem converted $32,230 of principal from the aforementioned note into an aggregate of 48,833,333 shares of common stock.

On September 30, 2015, the Company issued Bluestem a 10% convertible promissory note in the principal amount of $27,778 due September 30, 2016. The note is convertible at Bluestem’s option into common stock of the Company at a conversion price equal to 45% of the lowest bid price during the 20 trading days immediately preceding the date of conversion.

(b) Carebourn Capital

During the nine months ended September 30, 2015, the Company issued several convertible promissory notes to Carebourn Capital LLC (“Carebourn”) which are convertible at Carebourn’s option into common stock of the Company at a conversion price equal to 50% of the average of the lowest three trading prices of the Company’s common stock during the 20 trading days immediately preceding the date of conversion.

During the nine month period ended September 30, 2015 Carebourn, converted $152,760 of principal into an aggregate of 219,444,843 shares of common stock.

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. CONVERTIBLE NOTES PAYABLE (continued)

(b) Carebourn Capital (cont’d)

Notes	# of Shares issued	Amount converted	September 30, 2015
$45,760 -10% due on January 26, 2016	54,910,676	$45,760	$-
$101,800 -10% due on May 30, 2016	-	-	101,800
$107,000 -10% due on August 6, 2016	164,534,167	107,000	-
$82,000 - 10% due on August 14, 2016	-	-	82,000
$132,281-10% convertible note due on June 18, 2016	-	-	132,281
$60,000 -10% convertible note due on June 22, 2016	-	-	60,000
	219,444,843	152,760	376,081

(c) GHS Investments

On September 23, 2015, the Company issued GHS Investments, LLC (“GHS”) an 8% convertible promissory note in the principal amount of $63,412 due March 3, 2016. The note is convertible at GHS’s option into common stock of the Company at a conversion price equal to 60% of the lowest closing price during the 20 trading days immediately preceding the date of conversion. The conversion price has a floor of $0.0005.

On September 22, 2015, we entered into an Investment Agreement and Registration Rights Agreement (collectively the “Agreement”) with GHS in order to establish a source of funding. Pursuant to this Agreement, GHS will provide us with an equity line of financing of up to $7,750,000, and upon effectiveness of a Form S-1 Registration Statement. The minimum amount that we must request from GHS is $5,000 at any one time. GHS will purchase common stock from us based on the amount specified in each request for funding from GHS. Pursuant to the Equity Purchase Agreement, GHS and its affiliates will not be required to purchase shares of our common stock that would result in GHS’s beneficial ownership equaling more than 9.99% of our outstanding common stock.

(d) JMJ

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

On April 28, 2015, the Company issued JMJ a $27,778 convertible promissory note, of which $2,778 was an original issue discount. The note is identical, in all material respects, to the existing JMJ Note. The note has a two-year term and provides for payment of interest on the principal amount at maturity at the rate of 12% per annum. The note, including accrued interest due thereon, is convertible by JMJ, at its option, any time after 180 days from the date of issuance at a conversion price equal to the lesser of $0.16 or 60% of the average of the two lowest trading prices during the twenty trading days prior to conversion.

During the nine months ended September 30, 2015 JMJ converted $34,464 of principal into an aggregate of 9,400,000 shares of common stock.

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. CONVERTIBLE NOTES PAYABLE (continued)

(e) JSJ Investments

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

(f) KBM

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

(g) LG

On December 15, 2014, the Company issued to LG Capital Funding, LLC (“LG”) an 8% convertible promissory note in the principal amount of $110,000 due December 15, 2015 (the “LG #1 Note”). The LG Note was subject to an original issue discount of $15,000 resulting in net proceeds of $95,000. The LG #1 Note is convertible by LG, at its option, any time after 180 days from the date of issuance at a conversion price equal to 62% of the lowest closing bid price for our common stock for the twenty trading days prior to the date upon which LG provides us with a notice of conversion. The LG #1 Note may be prepaid by us any time within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 145% for a prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 day period is 121%, for the 61-90 day period is 127%, for the 91-120 day period is 133%, and for the 121-150 day period is 139%. The LG #1 Note becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

During the nine months ended September 30, 2015, LG converted $110,000 of principal and $5,670 of interest into an aggregate of 87,115,082 shares of common stock.

On July 20, 2015 and September 3, 2015, the Company issued to LG 8% convertible promissory notes in the principal amount of $86,225 due on July 20, 2016 (“LG #2 Note), in the principal amount of $127,050 due on September 3, 2016 (“LG #3 Note) and in the principal amount of $70,000 due September 3, 2016, respectively.

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. CONVERTIBLE NOTES PAYABLE (continued)

(g) LG (continued)

These above notes are convertible by LG, at its option, any time after 180 days from the date of issuance at a conversion price equal to 62% of the lowest closing bid price for our common stock for the twenty trading days prior to the date upon which LG provides us with a notice of conversion. The LG #12 and #3 Notes may be prepaid by us any time within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 145% for a prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 day period is 121%, for the 61-90 day period is 127%, for the 91-120 day period is 133%, and for the 121-150 day period is 139%. The LG #2 and #3 Notes becomes immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

(h) RDW Capital

On July 10, 2015, the Company issued RDW Capital LLC (“RDW”) two10% convertible promissory notes in the principal amount of $100,000 due January 10, 2016 (the “RDW Notes”). The RDW Notes are convertible at RDW’s option into common stock of the Company at a conversion price equal to 50% of the lowest bid price in the 20 days immediately preceding the date of conversion.

During the nine months ended September 30, 2015, RDW converted $100,000 of principal into an aggregate of 45,332,000 shares of common stock.

(i) SBI Investments

During the nine months ended September 30, 2015, the Company issued several convertible promissory notes to SBI Investments LLC (“SBI”) with convertible at SBI’s option into common stock of the Company at a conversion price equal to 50% of the lowest bid price 20 days immediately preceding the date of conversion.

During the nine month period ended September 30, 2015 SBI converted $85,498 of principal into an aggregate of 50,066,552 shares of common stock.

Notes	# of Shares issued	Amount converted	September 30, 2015
$164,631 -8% due on June 25, 2015	50,066,552	$85,498	$79,133
$60,369 -8% due on June 25, 2016	-	-	60,369
$125,000 -8% due on June 26, 2016	-	-	125,000
$50,000 - 8% due on August 6, 2016	-	-	50,000
$104,385-10% convertible note due on September 21, 2016	-	-	104,385
$50,000 -10% convertible note due on September 20, 2016	-	-	50,000
	50,066,552	85,498	468,887

(j) VGI

On April 8, 2015, we issued to Vires Group, Inc. (“VGI”), a 12% convertible promissory note in the principal amount of $38,000 due January 2016 (the “VGI Note”). The VGI Note is convertible by VGI, at its option, any time after 180 days from issuance at a conversion price equal to 50% of the average of the three lowest trading prices for our common stock during the twenty-day trading period prior to the date on which VGI provides us with a conversion notice. The VGI Note becomes immediately due and payable upon the occurrence of certain events of default and subjects the Company to significant default penalties.

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. CONVERTIBLE NOTES PAYABLE (continued)

(j) VGI (cont’d)

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

On July 13, 2015, the Company issued to VGI an 8% convertible promissory note in the principal amount of $79,000 due April 14, 2016 (the “Third VGI Note”). The Third VGI Note is convertible by VGI, at its option, any time after 180 days from the date of issuance at a conversion price equal to 50% of the average of the three lowest trading prices for our common stock during the twenty-day trading period prior to the date on which VGI provides us with a conversion notice.

(k) Adar Bays

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

On July 27, 2015, the Adar Note was assigned by the Company to Carebourn Capital LLC. The assignment was treated as a debt extinguishment by the Company.

(l) Crown Bridge Partners

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

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. CONVERTIBLE NOTES PAYABLE (continued)

(l) Crown Bridge Partners (continued)

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

During the nine month period ended September 30, 2015, CBP converted $50,000 of principal into an aggregate of 5,033,506 shares of common stock.

On September 18, 2015 the CBP Note 1 and CBP Note 2 were assigned by the Company to Carebourn Capital LLC. The assignment was treated as a debt extinguishment by the Company.

(m) EMA Financial

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

On September 22, 2015 the EMA Note was assigned by the Company to SBI Investments LLC. The assignment was treated as a debt extinguishment by the Company.

(n) FireRock

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

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. CONVERTIBLE NOTES PAYABLE (continued)

(n) FireRock

The note, including accrued interest thereon, can be prepaid by us, in whole or in part, at any time prior to maturity, upon three trading days’ prior written notice, at a premium of 135%. The premium rate also applies to any default interest which may be due at the time of prepayment. Default interest, at the rate of 15% per annum, will become due in the event that we fail to pay principal or interest when due on the Notes. The note is convertible at any time after issuance at the lower of (i) $0.20 per share or (ii) 60% (50% upon an Event of Default) of the volume weighted average price for our common stock during the three consecutive trading days immediately preceding the trading day on which we receive a notice of conversion. The SPA further provides that if we complete a registered primary public offering of our securities at any time during which the notes remains outstanding, that the note can be converted at the closing of such offering at a conversion price equal to a 10% discount to the offering price to investors in the offering. We are required to reserve 20,000,000 shares of our common stock to cover note conversions and register all such shares in the registration statement. We are also required to cause our transfer agent to issue and transfer shares to the holders of the Notes within one trading day of our receipt of a conversion notice. The failure to do so constitutes an Event of Default under the Notes. Other Events of Default including, but are not limited to, our failure to pay principal and interest when due, a material breach by us of any of the terms of the FireRock transaction documents, a breach of any representation or warranty made by us in the FireRock transaction documents having a material adverse effect on the holder of the Notes, our appointment of a receiver or trustee, our becoming bankrupt, our stock becoming delisted, our failure to comply with our reporting requirements under the Securities Exchange Act of 1934, our cessation of operations, our dissolution or liquidation, our failure to maintain any of our material assets, certain restatements of our financial statements, our effectuation of a reverse stock split, and certain unvacated judgments against us involving more than $50,000. Subject to applicable cure periods, the Notes become immediately due and payable upon the occurrence and during the continuation of Events of Default.

On July 7, 2015, the FireRock Note was in default due to failure to pay the principal amount and interest on the maturity date. As a result of certain default provisions contained in the note, upon default, the sum of $312,500 is required to be paid at  the discretion of FireRock, in the form of conversion into common stock.

During nine month period ended September 30, 2015, FireRock converted $205,500 of principal plus $1,297 accrued interest into an aggregate of 73,043,328 shares of common stock.

On August 6, 2015, the balance of principal in the amount of $107,000 of the FireRock Note was assigned by the Company to Carebourn Capital LLC. The assignment was treated as a debt extinguishment by the Company.

(o) Peak One

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

On September 18, 2015 the Peak One note was assigned by the Company to LG Capital Funding, LLC. The assignment was treated as a debt extinguishment by the Company.

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. CONVERTIBLE NOTES PAYABLE (continued)

(p) Rider Capital

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

During June 2015, Rider converted $50,000 of principal into an aggregate of 2,634,882 shares of common stock.

(q) River North Equity

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

On September 14, 2015 the River North Note was assigned to Bluestem Advisors LLC. The assignment was treated as a debt extinguishment by the Company.

(r) Tangiers

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

During July 2015, Tangiers converted $55,000 of principal into an aggregate of 32,610,499 shares of common stock.

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. CONVERTIBLE NOTES PAYABLE (continued)

(s) Union Capital

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

During September 2015, Union Capital converted $2,420 of principal into an aggregate of 3,132,122 shares of common stock.

On September 22, 2015 the balance of $41,580 in principal plus accrued interest in the Union Note was assigned to GHS Investments, LLC. The assignment was treated as a debt extinguishment by the Company.

Debt discount

The conversion price of the aforementioned convertible notes are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion features was recognized as derivative instruments at the issuance dates and are measured at fair value at each reporting period. Debt discount was recorded up to the purchase price of the notes and is amortized to interest expense over the term of the notes. The fair value of the beneficial conversion feature in excess of the principal amount allocated to the notes was expensed immediately as unrealized loss on derivative obligation.

Following is a summary of the debt discount for each of the convertible notes:

Noteholder	December 31, 2014	Discount	Debt Extinguishment		Expense	September 30, 2015
Bluestem Advisors	$-	$80,278	$		$(33,974)	$46,304
Carebourn Capital	-	528,841			(191,419)	337,422
GHS Investments	-	63,412			(21,232)	42,180
JMJ Financial	55,556	27,778		(7,100)	(41,563)	34,671
JSJ Investments	-	50,000			(24,275)	25,725
KBM	62,800	48,000		(42,705)	(68,095)	-
LG	105,200	283,275		(7,500)	(129,285)	251,690
RDW Capital	-	200,000			(144,565)	55,435
SBI Investments	-	554,385			(166,517)	387,868
VGI	-	127,000		(32,552)	(37,979)	56,469
Adar Bays	-	44,000		(22,060)	(21,940)	-
Crown Bridge Partners	-	158,500		(112,188)	(46,312)	-
EMA Financial	-	75,000		(52,664)	(22,336)	-
FireRock	-	301,385		-	(301,385)	-
Peak One	-	70,000		(62,719)	(7,281)	-
Rider Capital	-	50,000		(50,000)	-	-
River North	-	52,500		(26,680)	(25,820)	-
Tangiers	-	55,000		-	(55,000)	-
Union Capital		44,000		(18,459)	(25,541)	-
Total	$223,556	$2,813,354		$(502,127)	$(1,364,519)	$1,237,764

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. DERIVATIVE LIABILITIES

Warrants

Boeckmann Warrants

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

VC Advisors

On May 19, 2015, we entered into an Advisory Agreement (the “VC Agreement”) with VC Advisory, LLC, a Nevada limited liability corporation (“VC”) pursuant to which VC is providing us with financial consulting services (the “Services”). (See Note 8 Commitments).  The Agreement also requires us to issue 250,000 3-year warrants to VC, each exercisable for the purchase of one share of common stock at an exercise price equal to 102% of the average of the 10 trading day value weighted average closing price for our common stock during the period immediately prior to the date of the VC Agreement. We are required to issue 1,500,000 additional warrants to VC, each exercisable for the purchase of one share of our common stock at an exercise price equal to 102% of the average of the 10 trading day value weighted average closing price for our stock during the period immediately prior to the date of the VC Agreement in the event that VC introduces us to a party during the term who provides us with financing of not less than $5,000,000 during the term or within twelve months thereafter.

 The fair values of the aforementioned Boeckmann and VC warrants issued were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a Black-Scholes and  lattice pricing model, as applicable.

Activity for derivative warrant liabilities during the nine months ended September 30, 2015 was as follows:

Balance at December 31, 2014	$269,929
Initial valuation of derivative liabilities upon issuance of new warrants (VC Advisors) – 250,000 warrants	19,509
Decrease in fair value of derivative liability	(39,864)
Balance at September 30, 2015	$249,574

The fair value of the aforementioned warrants was valued on September 30, 2015 using a multi-nomial lattice model as to the Boeckmann Warrants with the following weighted average assumptions: (1) risk free interest rate 1.37%, (2) term of 6.71 years, (3) expected stock volatility of 180%, (4) expected dividend rate of 0%, and (5) common stock price of $0.002.

The fair value of the VC Advisors warrants was valued on September 30, 2015 using a Black-Scholes model with the following weighted average assumptions: (1) risk free interest rate 1.01%, (2) term of 3 years, (3) expected stock volatility of 118.04%, (4) expected dividend rate of 0%, and (5) common stock price of $0.11.

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. DERIVATIVE LIABILITIES (continued)

Derivative conversion feature on convertible debt

Activity for derivative liabilities related to the variable conversion features on convertible debt during the nine months ended September 30, 2015 was as follows:

Lender	Balance at December 31, 2014	Initial valuation of derivative liabilities upon issuance of variable feature convertible notes	Debt extinguishment /conversions	Change in fair value of derivative liability	Balance at September 30, 2015

Bluestem Advisors	$-	$229,228	$(162,125)	$23,712	$90,815
Carebourn Capital	-	1,285,894	(203,269)	(317,671)	764,954
GHS Investments	-	295,488	(93,934)	(115,550)	86,004
JMJ Financial	58,115	25,000	(55,478)	85,867	113,504
JSJ Investments	-	44,000	-	62,799	106,799
KBM	66,282	45,000	(78,912)	(32,370)	-
LG	110,867	406,707	(176,374)	347,805	689,005
RDW Capital	-	224,594	(168,673)	114,801	170,722
SBI Investments	-	758,819	(188,602)	567,442	1,137,659
VGI	-	128,716	(49,533)	7,328	86,511
Adar Bays	-	37,500	(59,520)	22,020	-
Crown Bridge Partners	-	140,000	(541,419)	401,419	-
EMA Financial	-	71,500	(327,585)	256,085	-
FireRock	-	275,271	(314,297)	39,026	-
Peak One	-	48,500	(161,984)	113,484	-
Rider Capital	-	50,000	(89,496)	39,496	-
River North	-	44,750	(182,283)	137,533	-
Tangiers	-	50,000	(123,455)	73,455	-
Union Capital	-	38,000	(198,032)	160,032	-
Total	$235,264	$4,198,967	$(3,174,971)	$1,986,713	$3,245,973

The fair value of these derivatives was valued on the date of the issuances of the 2015 convertible notes using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 0.09% - 0.36%, (2) term of 0.50- 3.0 years, (3) expected stock volatility of 120% - 269%, (4) expected dividend rate of 0%, and (5) common stock price of $0.002 - $0.11.

The fair value of these derivatives was valued on September 30, 2015 using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 0.31%, (2) term of 0.28 – 1.58 years, (3) expected stock volatility of 240% - 287%, (4) expected dividend rate of 0%, and (5) common stock price of $0.002.

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. STOCKHOLDERS’ EQUITY

Authorized shares

On September 25, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada to increase the number of authorized shares of common stock from 1,000,000,000 shares to 5,000,000,000 shares.

Sales of Common Stock for Cash

During the nine months ended September 30, 2015, the Company issued 1,000,000 shares of common stock to individuals at a price of $0.05 per share for total cash proceeds of $50,000.

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

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. STOCKHOLDERS’ EQUITY (continued)

Sales of Common Stock for Cash (cont’d)

Aladdin (cont’d)

During the six months ended June 30, 2015, the Company received $258,000 from Aladdin for the issuance of common stock (as described above).

On August 25, 2015, we terminated our November 25, 2014 Equity Purchase Agreement (“EP Agreement”) with Aladdin Trading, LLC (“Aladdin”).

Common Stock issued for debt conversion during the period ended September 30, 2015

Note Holder	Conversion Price ($)	Number of shares issued	Amount ($)
Carebourn Capital #1	0.001615	7,250,725	11,710
Carebourn Capital #2	0.000950	12,686,153	12,052
Carebourn Capital #3	0.000630	16,947,062	10,677
Carebourn Capital #4	0.000630	15,677,468	9,877
Carebourn Capital #5	0.000615	2,349,268	1,445
Carebourn Partners #1	0.000760	14,441,883	10,976
Carebourn Partners #2	0.000715	15,330,835	10,962
Carebourn Partners #3	0.000715	4,283,398	3,063
Carebourn Partners #4*	0.000615	19,895,732	12,236
Carebourn Partners #5	0.000615	19,895,739	12,236
Carebourn Partners #6	0.000615	21,241,737	13,064
Carebourn Partners #7*	0.000615	24,172,277	14,838
Carebourn Partners #8*	0.000650	25,356,718	16,482
Carebourn Partners #9*	0.000660	19,915,848	13,144
Crown Bridge Partners #1	0.041600	240,384	10,000
Crown Bridge Partners #2	0.031200	400,641	12500
Crown Bridge Partners #3	0.026000	528,846	13750
Crown Bridge Partners #4	0.008800	795,454	7,000
Crown Bridge Partners #5	0.002200	3,068,181	6,750
FireRock Global #1	0.009417	3,185,897	30,000
FireRock Global #2	0.006933	3,605,786	25,000
FireRock Global #3	0.005217	3,833,914	20,000
FireRock Global #4	0.003685	4,070,556	15,000
FireRock Global #5	0.002850	4,561,403	13,000
FireRock Global #6	0.002550	4,430,196	11,297
FireRock Global #7	0.002583	5,032,322	13,000
FireRock Global #8	0.002300	7,173,913	16,500
FireRock Global #9	0.002000	7,500,000	15,000
FireRock Global #10	0.001883	9,292,199	17,500
FireRock Global #11	0.001600	10,000,000	16,000
FireRock Global #12	0.001400	10,357,142	14,500
JMJ Financial #1	0.036000	200,000	7,200
JMJ Financial #2	0.009630	1,000,000	9,630
JMJ Financial #3	0.002340	4,500,000	10,530
JMJ Financial #4	0.001920	3,700,000	7,104

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. STOCKHOLDERS’ EQUITY (continued)

Note Holder	Conversion Price ($)	Number of shares issued	Amount ($)
LG Capital #1	0.037200	419,310	15,598
LG Capital #2	0.010540	1,486,470	15667.4
LG Capital #3	0.002852	5,510,767	15,717
LG Capital #4	0.001178	9,814,728	11,562
LG Capital #5	0.000868	13,369,988	11,605
LG Capital #6	0.000806	14,419,392	11,622
LG Capital #7	0.000806	13,133,014	10,585
LG Capital #8	0.000806	14,467,245	11,661
LG Capital #9	0.000806	14,494,168	11,682
RDW Capital (Redwood) #1	0.007500	3,545,000	26,588
RDW Capital (Redwood) #2	0.002520	4,000,000	10,080
RDW Capital (Redwood) #3	0.002280	5,300,000	12,084
RDW Capital (Redwood) #4	0.002280	5,600,000	12,768
RDW Capital (Redwood) #5	0.001980	5,960,000	11,801
RDW Capital (Redwood) #6	0.001380	9,500,000	13,110
RDW Capital (Redwood) #7	0.001200	10,000,000	12,000
RDW Capital (Redwood) #8	0.001100	1,427,000	1,570
Rider Capital #1	0.021001	1,111,111	23,334
Rider Capital #2	0.017500	1,523,771	26,666
SBI (Sea Otter) #1	0.009950	3,381,271	33,644
SBI (Sea Otter) #2	0.001700	7,383,902	12,553
SBI (Sea Otter) #3	0.001000	11,903,343	11,903
SBI (Sea Otter) #4	0.001000	6,294,583	6,295
SBI (Sea Otter) #5	0.001000	21,103,453	21,103
Tangiers Investment Group #1	0.001976	11,133,603	22,000
Tangiers Investment Group #2	0.001716	11,655,012	20,000
Tangiers Investment Group #3	0.001612	9,821,884	15,833
Union Capital #1	0.000806	3,132,122	2,524
Bluestem #1	0.000660	15,151,515	10,000
Bluestem #2	0.000660	33,681,818	22,230
GHS Investments #1	0.000780	25,844,000	20,158

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. STOCKHOLDERS’ EQUITY (continued)

Common Stock issued for Services

Gannon Giguiere

On February 2, 2015, we entered into Amendment No. 2 to the November 21, 2012 Employment Services Agreement, as amended on March 10, 2014, between us and Gannon Giguiere, our Director and former CEO. The amendment reduced the CEO’s base annual salary from $180,000 to $1, clarified the provision under which we can issue bonuses to the CEO, and provided for the issuance of 5,000,000 shares of our common stock (which were granted piggyback registration rights) and 2,000,000 stock options which have a ten-year term and are exercisable for the purchase of 2,000,000 shares of our common stock at a price of $0.10 per share. The stock options vest monthly and ratably over the 36-month period commencing upon issuance. The fair value of the 5,000,000 shares of common stock issued was $0.12 per share ($599,500). During the nine months ended September 30, 2015, the Company recorded stock-based compensation of $599,500 in connection with the issuance of these shares.

On February 2, 2015, $351,000 in accrued salary due to Gannon Giguiere, was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 5,014,286 shares of common stock which were granted piggyback registration rights. The fair value of the common stock issued was $0.12 per share ($601,213). The Company recorded the difference between the accrued salary and the fair value of the shares issued of $250,213 as stock-based compensation during the nine months ended September 30, 2015.

On February 2, 2015, an aggregate of $160,550 of related party notes payable and $431 of interest was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 2,299,729 shares of common stock to Mr. Giguiere. Piggyback registration rights apply to these shares. The fair value of the common stock issued was $0.12 per share ($275,738). The Company recorded the difference between the related notes payable and accrued interest and the fair value of the shares issued of $114,757 as stock-based compensation during the nine months ended September 30, 2015.

Alan Johnson

On February 2, 2015, we entered into Amendment No. 2 to the November 21, 2012 Employment Services Agreement, as amended on March 10, 2014, between us and Alan Johnson, our Chief Corporate Development Officer. The amendment reduced Mr. Johnson’s base annual salary from $180,000 to $1, clarified the provision under which we can issue bonuses to Mr. Johnson, and provided for the issuance of 2,000,000 shares of our common stock (which were granted piggyback registration rights) and 1,000,000 stock options to Mr. Johnson upon execution of the amendment. The stock options were issued under our 2015 Equity Incentive Plan as non-statutory stock options. The stock options have a ten-year term and are exercisable for the purchase of 1,000,000 shares of our common stock at a price of $0.10 per share. The stock options vest monthly and ratably over the 36-month period commencing upon issuance. The fair value of the 2,000,000 shares of common stock issued was $0.12 per share ($239,800). During the nine months ended September 30, 2015, the Company recorded stock-based compensation of $239,800 in connection with the issuance of these shares.

On February 2, 2015, $339,750 in accrued salary due to Alan Johnson was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 4,853,571 shares of common stock to Mr. Johnson. Piggyback registration rights apply to these shares. The fair value of the common stock issued was $0.12 per share ($581,943). The Company recorded the difference between the accrued salary and the fair value of the shares issued of $242,193 as stock-based compensation during the nine months ended September 30, 2015.

On February 2, 2015, an aggregate of $159,842 of related party notes payable and $1,139 of interest was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 2,299,729 shares of common stock to Mr. Johnson. Piggyback registration rights apply to these shares. The fair value of the common stock issued was $0.12 per share ($275,738). The Company recorded the difference between the related notes payable and accrued interest and the fair value of the shares issued of $114,757 as stock-based compensation during the nine months ended September 30, 2015.

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. STOCKHOLDERS’ EQUITY (continued)

Common Stock issued for Services (Cont'd)

Mike Rountree

On February 2, 2015, we entered into Amendment No. 1 to the March 10, 2014 Employment Services agreement between us and Michael Rountree, our Chief Financial Officer and Treasurer. The Amendment reduced Mr. Rountree’s base annual salary from $180,000 to $1, clarified the provision under which we can issue bonuses to Mr. Rountree and provided for the issuance of 2,000,000 shares of our common stock (which were granted piggyback registration rights) and 1,000,000 stock options to Mr. Rountree upon execution of the amendment. The stock options were issued under our 2015 Equity Incentive Plan as non-statutory stock options. The stock options have a ten-year term and are exercisable for the purchase of 1,000,000 shares of our common stock at a price of $0.10 per share. The stock options vest monthly and ratably over the 36 month period commencing upon issuance. The fair value of the 2,000,000 shares of common stock issued was $0.12 per share ($239,800). During the nine months ended September 30, 2015, the Company recorded stock-based compensation of $239,800 in connection with the issuance of these shares.

On February 2, 2015, $227,435 in accrued salary due to Michael Rountree, our Treasurer and Chief Financial Officer, was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 3,249,071 shares of common stock to Mr. Rountree. Piggyback registration rights apply to these shares. The fair value of the common stock issued was $0.12 per share ($389,564). The Company recorded the difference between the accrued salary and the fair value of the shares issued of $162,129 as stock-based compensation during the nine months ended September 30, 2015.

On February 2, 2015, an aggregate of $40,000 of related party notes payable and $143 of interest was converted into shares of our restricted common stock at a conversion price of $0.07 per share resulting in the issuance of 573,471 shares of common stock to Mr. Rountree. Piggyback registration rights apply to these shares. The fair value of the common stock issued was $0.12 per share ($68,759). The Company recorded the difference between the related notes payable and accrued interest and the fair value of the shares issued of $28,616 as stock-based compensation during the nine months ended September 30, 2015.

Other issuances of common stock for services

The Company issued 3,400,000 shares of common stock in aggregate for consulting services during the nine months ended September 30, 2015 and recorded stock-based compensation of $399,300 based on the grant date fair value of the common shares issued.

The Company issued 8,000,000 shares for services provided to the Company from two entities and recorded consulting fees of $128,000 based on the grant date fair value of the common shares issued.

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. STOCKHOLDERS’ EQUITY (continued)

Other issuances of common stock for services (cont’d)

Series A Preferred Stock issued for services

On June 3, 2015, the Company issued 1,000,000 shares of the Company’s Series A preferred stock to a Director of the Company for services. Each share of Series A preferred stock shall have 1,000 votes on the election of their directors and for all other purposes. The Series A preferred stock is not convertible to common stock and has no dividend rights or liquidation preference. The Company obtained a third party valuation of the preferred stock and recorded stock-based compensation of $920,800 during the nine months ended September 30, 2015.

On September 26, 2015, the Company issued 4,000,000 shares of the Company’s Series A Preferred Stock to the President of the Company for services. Each share of Series A preferred stock shall have 1,000 votes on the election of their directors and for all other purposes. The Series A preferred stock is not convertible to common stock and has no dividend rights or liquidation preference. The Company obtained a third party valuation of the preferred stock and recorded stock-based compensation of $317,100 during the nine months ended September 30, 2015.

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

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. STOCKHOLDERS’ EQUITY (continued)

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

A summary of stock option activity is presented below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,583,744	$0.81		$-
Granted	6,950,000	$0.10
Forfeited/Cancelled/Expired	(551,947)	$0.41
Outstanding at September 30, 2015	8,981,797	$0.28	8.98	$-
Exercisable at September 30, 2015	3,159,218	$0.44	8.55	$-

During the nine months ended September 30, 2015 and 2014, the Company recognized stock-based compensation expense of $1,177,752 and $2,626,715, respectively, related to stock options. As of September 30, 2015, there was $863,633 of total unrecognized compensation cost related to non-vested stock options.

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

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. STOCKHOLDERS’ EQUITY (continued)

Warrant Awards (cont’d)

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

On September 1, 2015,  the Company issued 1,000,000 warrants to Mike Hogue. The warrants have a 10-year term and have an exercise price of $0.001 per share.  The stock price on the grant date was $0.002 per share.

As a result, the intrinsic value for these warrants on the grant date was $1,000. The fair value of these warrants was $1,960 and was valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.17%, (2) term of 5 years, (3) expected stock volatility of 135.63%, and (4) expected dividend rate of 0%. All of the warrants vested immediately.
A summary of warrant activity is presented below:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3,760,831	$0.75	-	-
Granted	4,050,000	$0.10	-	-
Warrants issued pursuant to anti-dilution adjustments	53,448,344	$0.48	-	-
Exercised	-	$-	-	-
Expired/Forfeited	(250,000)	$1.00	-	-
Outstanding and exercisable at September 30, 2015	61,009,175	$0.45	7.30	$26,500

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Associates, PLC (“SD Mitchell”) pursuant to which SD Mitchell advise us with certain legal, corporate and business operations and more specifically regarding to public filings and compliance with regard to the Company. In connection therewith, we pay SD Mitchell a service fee equal to $1,500 per month for the review of Form 10-K, Form 10-Q, Form 8-K’s and review of contractual agreements and we pay consultant in the amount of $200 per hour for assistance in preparation of contracts, correspondence, engaging in negotiations, as well as emails and telephone calls.

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

9. FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2015
Warrant derivatives	$-	$-	$249,574	$249,574
Variable conversion features – convertible debt derivatives	$-	$-	$3,245,974	$3,245,974
	$-	$-	$3,495,548	$3,495,548

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. FAIR VALUE MEASUREMENTS (continued)

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30,
	2015	2014
Beginning balance	$505,193	$-
Additions	4,198,967	449,624
Debt conversion/extinguishment	(3,174,971)	-
Change in fair value	1,966,358	2,201,531
Ending balance	$3,495,547	$2,651,155

Change in unrealized gain included in earnings	$1,966,358	$2,201,531

EVENTURE INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. SUBSEQUENT EVENTS

Debt issuances

Subsequent to September 30, 2015 the Company issued a total of 532,370,521 shares in respect of conversion notices received for a total of $279,513 in principal and interest related to various Convertbile Notes as discusssed in Note 5 above.

Change in Registered Public Accounting Firm

On October 16, 2015 the Company  notified its independent registered public accounting firm, GBH CPAs, PC (“GBH”), that the Company had decided to change auditors and was therefore dismissing GBH, effective immediately.  The Company’s decision was approved by the Company’s board of directors, acting as the audit committee, on that same day, and concurrent with GBH’s dismissal, the board of directors appointed BF Borgers CPA PC (“Borgers”) as the Company’s new independent registered public accounting firm.

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

During thenine months ended September 30, 2015, we have continued to develop and commercialize our business, including that part of our business dedicated to software applications and hardware devices, and intend to continue to do so during the remainder of 2015. This will require us to raise additional funds. No assurance can be given that we will be able to do so or that we will be able to do so on reasonable terms. We have incurred losses since our inception. The future of our Company is dependent upon our ability to obtain additional financing, successfully develop and market our products and services and achieve revenues and profitability. We represent a speculative investment. Investors may lose some or all of their investment in us.

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

In the course of the evolution of our products and services, we anticipate receiving revenues from the following sources:

Hardware Sales
Digital Invitation Sales
Event Ticket Sales
Gift Card Sales
In-app Purchasing
Sponsored Content
Targeted Listings
Promotional Offers
Media Cloud Storage
Ad Suppression Subscriptions
Data licensing

Results of Operations

Revenues

We generated negative revenues of ($1,098) (2014 – nil) and ($750) (2014- nil) during the three and nine month periods ended September 30, 2015.  Costs of goods sold were more than gross revenues in each of the comparative periods.

Loss from Operations

Three months ended September 30, 2015 and 2014

We incurred net losses of $6,062,850 and $651,574, respectively, for the three months ended September 30, 2015 and 2014.   The increase in net losses period over period was substantively due to a change in the fair value of derivative liabilities period over period whereby the Company reported a gain in the three months ended September 30, 2014 of $1,186,483 as compared to a loss in the current three month period of $4,739,108.  Operating losses decreased slightly period over period from $1,838,057 (2014) to $1,323,742 in the current three months ended September 30, 2015.

Nine Months ended September 30, 2015 and 2014

We incurred net losses of $13,066,551 and $22,807,824, respectively, for the nine months ended September 30, 2015 and 2014.   The decrease in net losses was substantively due to a change in the fair value of derivative liabilities period over period whereby the Company reported a gain in the nine months ended September 30, 2014 of $2,021,531 as compared to a loss in the current nine month period of $5,539,816.  Operating losses decreased period over period from $20,606,293 (2014) to $7,526,735 in the current three months ended September 30, 2015, substantially as a result of a reduction to stock based compensation from $18,922,507 (2014) to $5,124,731.

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

As of September 30, 2015, the Company had a cash balance and asset total of $22,447 and $82,028 respectively, compared with $2,957 and $70,935 of cash and total assets, respectively, as of December 31, 2014. Of total assets of $82,028 and $70,935 respectively, we had fixed assets, net, of $44,385 and $52,782 at September 30, 2015 and December 31, 2014.

As of September 30, 2015, the Company had current liabilities of $4,702,885 and total liabilities of $4,952,459 compared with current liabilities of $2,210,205 and total liabilities of $2,538,249 as of December 31, 2014. Current liabilities consisted of accounts payable, accrued expenses, related party notes payable, notes payable convertible notes payable and derivative liabilities.

The overall working deficit increased from $2,192,052 deficit at December 31, 2014, to $4,665,242 at September 30, 2015. We attribute the increase to having no revenues to sustain our operating costs as we are an early-stage company, as well as to the large increase in the derivative liabilities associated with convertible notes issued in the period.

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,857,015 for the nine months ended September 30, 2015, as compared to net cash used of $1,255,630 for the nine months ended September 30, 2014. The change in net cash used in operations was primarily due to the Company incurring a larger net loss (excluding non-cash expenses).

Net Cash Used by Investing Activities

During the nine months ended September 30, 2015 and 2014, we used $13,725 and $504,635, respectively, of cash in investing activities. The cash used in investing activities in the nine months ended September30, 2015 was for the purchase of fixed assets. The cash used in investing activities in the nine months ended September 30, 2014 was for software development costs of $468,450 and to purchase fixed assets of $36,185.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2015 and 2014, we received $1,890,230 and $1,700,000, respectively, in cash from financing activities. During the nine months ended September 30, 2015, the cash received was largely from the issuance of debt by way of convertible notes, and the sale of common stock.  We also received related party advances to fund operations in the period of $161,380. During the nine months ended September 30, 2014, the cash received was predominantly from the sale of common stock, as well as proceeds from related party loans.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $40,801,476 as of September 30, 2015 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations and loans when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from officers, directors and third parties and/or sales of common stock. Our financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the nine months ended September 30, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, and for the same reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, management concluded that as of September 30, 2015 our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

During the nine months ended September 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares issued during the three months ended September 30, 2015 as a result of notices of conversion under certain Convertible Notes Payable (ref: Note 5 to the financial statements contained herein):

Note Holder	Conversion Price/FMV ($)	Number of shares issued	Amount ($)	Date
Carebourn Capital #1	0.001615	7,250,725	11,710	29/07/2015
Carebourn Capital #2	0.000950	12,686,153	12,052	06/08/2015
Carebourn Capital #3	0.000630	16,947,062	10,677	27/08/2015
Carebourn Capital #4	0.000630	15,677,468	9,877	31/08/2015
Carebourn Capital #5	0.000615	2,349,268	1,445	09/09/2015
Carebourn Partners #1	0.000760	14,441,883	10,976	13/08/2015
Carebourn Partners #2	0.000715	15,330,835	10,962	18/08/2015
Carebourn Partners #3	0.000715	4,283,398	3,063	24/08/2015
Carebourn Partners #4*	0.000615	19,895,732	12,236	10/09/2015
Carebourn Partners #5	0.000615	19,895,739	12,236	14/09/2015
Carebourn Partners #6	0.000615	21,241,737	13,064	17/09/2015
Carebourn Partners #7*	0.000615	24,172,277	14,838	22/09/2015
Carebourn Partners #8*	0.000650	25,356,718	16,482	24/09/2015
Carebourn Partners #9*	0.000660	19,915,848	13,144	29/09/2015
Crown Bridge Partners #1	0.041600	240,384	10,000	28/05/2015
Crown Bridge Partners #2	0.031200	400,641	12500	10/06/2015
Crown Bridge Partners #3	0.026000	528,846	13750	18/06/2015
Crown Bridge Partners #4	0.008800	795,454	7,000	30/06/2015
Crown Bridge Partners #5	0.002200	3,068,181	6,750	16/07/2015
FireRock Global #1	0.009417	3,185,897	30,000	13/07/2015
FireRock Global #2	0.006933	3,605,786	25,000	15/07/2015
FireRock Global #3	0.005217	3,833,914	20,000	16/07/2015
FireRock Global #4	0.003685	4,070,556	15,000	17/07/2015
FireRock Global #5	0.002850	4,561,403	13,000	20/07/2015
FireRock Global #6	0.002550	4,430,196	11,297	21/07/2015
FireRock Global #7	0.002583	5,032,322	13,000	22/07/2015
FireRock Global #8	0.002300	7,173,913	16,500	28/07/2015
FireRock Global #9	0.002000	7,500,000	15,000	30/07/2015
FireRock Global #10	0.001883	9,292,199	17,500	31/07/2015
FireRock Global #11	0.001600	10,000,000	16,000	03/08/2015
FireRock Global #12	0.001400	10,357,142	14,500	04/08/2015

JMJ Financial #2	0.009630	1,000,000	9,630	09/07/2015
JMJ Financial #3	0.002340	4,500,000	10,530	22/07/2015
JMJ Financial #4	0.001920	3,700,000	7,104	29/07/2015
LG Capital #2	0.010540	1,486,470	15667.4	07/07/2015
LG Capital #3	0.002852	5,510,767	15,717	22/07/2015
LG Capital #4	0.001178	9,814,728	11,562	06/08/2015
LG Capital #5	0.000868	13,369,988	11,605	24/08/2015
LG Capital #6	0.000806	14,419,392	11,622	31/08/2015
LG Capital #7	0.000806	13,133,014	10,585	09/09/2015
LG Capital #8	0.000806	14,467,245	11,661	16/09/2015
LG Capital #9	0.000806	14,494,168	11,682	25/09/2015
RDW Capital (Redwood) #1	0.007500	3,545,000	26,588	13/07/2015
RDW Capital (Redwood) #2	0.002520	4,000,000	10,080	17/07/2015
RDW Capital (Redwood) #3	0.002280	5,300,000	12,084	22/07/2015
RDW Capital (Redwood) #4	0.002280	5,600,000	12,768	23/07/2015
RDW Capital (Redwood) #5	0.001980	5,960,000	11,801	27/07/2015
RDW Capital (Redwood) #6	0.001380	9,500,000	13,110	31/07/2015
RDW Capital (Redwood) #7	0.001200	10,000,000	12,000	03/08/2015
RDW Capital (Redwood) #8	0.001100	1,427,000	1,570	06/08/2015
SBI (Sea Otter) #2	0.001700	7,383,902	12,553	28/07/2015
SBI (Sea Otter) #3	0.001000	11,903,343	11,903	05/08/2015
SBI (Sea Otter) #4	0.001000	6,294,583	6,295	14/09/2015
SBI (Sea Otter) #5	0.001000	21,103,453	21,103	21/09/2015
Tangiers Investment Group #1	0.001976	11,133,603	22,000	23/07/2015
Tangiers Investment Group #2	0.001716	11,655,012	20,000	28/07/2015
Tangiers Investment Group #3	0.001612	9,821,884	15,833	30/07/2015
Union Capital #1	0.000806	3,132,122	2,524	17/09/2015
Bluestem #1	0.000660	15,151,515	10,000	18/09/2015
Bluestem #2	0.000660	33,681,818	22,230	22/09/2015
GHS Investments #1	0.000780	25,844,000	20,158	23/09/2015
	Totals:	599,235,955	835,166

Shares issued for services during the three months ended September 30, 2015

The Company issued 8,000,000 shares for services provided to the Company from two entities and recorded consulting fees of $128,000 based on the grant date fair value of the common shares issued.

On September 1, 2015, the Company issued 1,000,000 warrants to a third party. The warrants have a 10-year term and have an exercise price of $0.001 per share.

Shares issued subsequent to the three months ended September 30, 2015:

Subsequent to September 30, 2015 the Company issued a total of  532,370,521 shares in respect of conversion notices received for a total of $279,513 in principal and interest related to various Convertbile Notes as discussed in the financial statements included herein.

All of the foregoing issuances of securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended for transactions by an issuer not involving a public offering, pursuant to Rule 506 of Regulation D, or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Convertible Notes

On July 10, 2015, the Company issued RDW Capital LLC (“RDW”) two10% convertible promissory notes in the principal amount of $100,000 due January 10, 2016 (the “RDW Notes”). The RDW Notes are convertible at RDW’s option into common stock of the Company at a conversion price equal to 50% of the lowest bid price in the 20 days immediately preceding the date of conversion.

On July 13, 2015, the Company issued to VGI an 8% convertible promissory note in the principal amount of $79,000 due April 14, 2016 (the “Third VGI Note”). The Third VGI Note is convertible by VGI, at its option, any time after 180 days from the date of issuance at a conversion price equal to 50% of the average of the three lowest trading prices for our common stock during the twenty-day trading period prior to the date on which VGI provides us with a conversion notice.

On July 20, 2015 and September 3, 2015, the Company issued to LG 8% convertible promissory notes in the principal amount of $86,225 due on July 20, 2016 (“LG #2 Note), in the principal amount of $127,050 due on September 3, 2016 (“LG #3 Note) and in the principal amount of $70,000 due September 3, 2016, respectively.

These above notes are convertible by LG, at its option, any time after 180 days from the date of issuance at a conversion price equal to 62% of the lowest closing bid price for our common stock for the twenty trading days prior to the date upon which LG provides us with a notice of conversion. The LG #12 and #3 Notes may be prepaid by us any time within 180 days from the date of issuance at a premium ranging from 115% for a prepayment within the initial 30 days to 145% for a prepayment after 150 days from the date of issuance but on or prior to 180 days from the date of issuance. The prepayment premium for the 31-60 day period is 121%, for the 61-90 day period is 127%, for the 91-120 day period is 133%, and for the 121-150 day period is 139%. The LG #2 and #3 Notes become immediately due and payable upon the occurrence of certain events of default and subjects us to significant default penalties.

On July 27, 2015, the Adar Note was assigned by the Company to Carebourn Capital LLC. (ref Note 5 (k) to the financial statements contained herein).

On August 6, 2015, the balance of principal in the amount of $107,000 of the FireRock Note was assigned by the Company to Carebourn Capital LLC. (ref Note 5 (n) to the financial statements contained herein).

On September 14, 2015, a convertible note purchase agreement was entered into between River North Equity, LLC (ref (p)) (the “Seller”) and Bluestem Advisors LLC (the “Purchaser”). Under the convertible note purchase agreement, the Seller , who held a certain convertible promissory note dated March 18, 2015(the Note”) in the original principal amount of $52,500 wishes to sell and the Purchaser wishes to purchase the Note. On September 18, 2015, the convertible note purchase agreement was closed. The Note is a 9% convertible promissory note due on March 18, 2016 in the principal amount of $52,500 and is convertible by the note holder, at its option, any time after 180 days from issuance at a conversion price equal to 60% of the lowest trading price for our common stock during the twenty trading days prior to the date on which the note holder provides us with a conversion notice. The conversion price formula will be reduced from 60% to 50% if the Company is not DWAC eligible.

On September 14, 2015 the River North Note was assigned to Bluestem Advisors LLC. (ref Note 5 (q) to the financial statements contained herein).

On September 18, 2015 the Peak One note was assigned by the Company to LG Capital Funding, LLC. (ref Note 5 (o) to the financial statements contained herein).

On September 18, 2015 the CBP Note 1 and CBP Note 2 were assigned by the Company to Carebourn Capital LLC. (ref Note 5 (l) to the financial statements contained herein).

On September 22, 2015 the EMA Note was assigned by the Company to SBI Investments LLC. (ref Note 5 (m) to the financial statements contained herein).

On September 22, 2015 the balance of $41,580 in principal plus accrued interest in the Union Note (ref Note 5 (s) to the financial statements contained herein) was assigned to GHS Investments, LLC.

On September 23, 2015, the Company issued GHS Investments, LLC (“GHS”) an 8% convertible promissory note in the principal amount of $63,412 due March 3, 2016. The note is convertible at GHS’s option into common stock of the Company at a conversion price equal to 60% of the lowest closing price during the 20 trading days immediately preceding the date of conversion. The conversion price has a floor of $0.0005.

During the three months ended September 30, 2015, the Company issued several convertible promissory notes to Carebourn Capital LLC (“Carebourn”) for total principal of $381,281, which are convertible at Carebourn’s option into common stock of the Company at a conversion price equal to 50% of the average of the lowest three trading prices of the Company’s common stock during the 20 trading days immediately preceding the date of conversion.

During the three months ended September 30, 2015, the Company issued three several convertible promissory notes to SBI Investments LLC (“SBI”) with total principal of $204,835, convertible at SBI’s option into common stock of the Company at a conversion price equal to 50% of the lowest bid price 20 days immediately preceding the date of conversion.

On September 30, 2015, the Company issued Bluestem a 10% convertible promissory note in the principal amount of $27,778 due September 30, 2016. The note is convertible at Bluestem’s option into common stock of the Company at a conversion price equal to 45% of the lowest bid price during the 20 trading days immediately preceding the date of conversion.

Change in Registered Public Accounting Firm

On October 16, 2015 the Company notified its independent registered public accounting firm, GBH CPAs, PC (“GBH”), that the Company had decided to change auditors and was therefore dismissing GBH, effective immediately.  The Company’s decision was approved by the Company’s board of directors, acting as the audit committee, on that same day, and concurrent with GBH’s dismissal, the board of directors appointed BF Borgers CPA PC (“Borgers”) as the Company’s new independent registered public accounting firm.

ITEM 6. EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
Ineractive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith
** To be filed by amendment

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVENTURE INTERACTIVE, INC.

November 23, 2015	By:	/s/ Jason Harvey
Jason Harvey Chief Executive Officer

November 23, 2015	By:	/s/ Michael D. Rountree
Michael D. Rountree Chief Financial Officer