Form 10-Q/A
period 2015-09-30
Eventure Interactive, Inc.
filed 2015-11-30
CIK 1509351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Eventure Interactive, Inc. (the "Company") interim report on Form 10-Q for the period ended September 30, 2015 and is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T, as well as to correct certain typographical errors in the document, and to append certain exhibits inadvertently excluded on the original filing date.

This Amendment No. 1 to the Form 10-Q speaks as of the filing date of the Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the filing date, and does not modify or update in any way disclosures made in the Form 10-Q as originally filed on November 23, 2015, other that as specified above.

EVENTURE INTERACTIVE, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited)	4
Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (unaudited)	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited)	6
Notes to Consolidated Financial Statements (unaudited)	7 to 32

EVENTURE INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$22,447	$2,957
Deposits	15,196	15,196
Total current assets	37,643	18,153
Fixed assets, net	44,385	52,782

Total assets	$82,028	$70,935

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$856,320	$400,323
Accrued expenses	56,103	924,372
Related party payables	161,380	–
Related party notes payable	123,458	555,250
Notes payable, net of discount of $0 and $2,889, respectively	-	147,111
Convertible notes payable, net of discount of $1,237,764 and $168,000, respectively	259,650	6,000
Derivative liabilities – current	3,245,974	177,149
Total current liabilities	4,702,885	2,210,205
Derivative liabilities – non-current	249,574	328,044

Total liabilities	4,952,459	2,538,249

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 5,000,000 and -0- shares of Series A issued and outstanding, respectively	5,000	–
Common stock, $0.001 par value, 5,000,000,000 shares authorized; 672,891,024 and 25,481,323 shares issued and outstanding, respectively	672,891	25,481
Subscriptions receivable	(17,000)	–
Additional paid-in capital	35,270,154	25,242,130
Accumulated deficit	(40,801,476)	(27,734,925)

Total stockholders’ deficit	(4,870,431)	(2,467,314)

Total liabilities and stockholders’ deficit	$82,028	$70,935

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

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit

10.16*	Convertible promissory note of Registrant dated August 7, 2015 in the principal amount of $50,000 issued to SBI Investments LLC
10.17*	Convertible promissory note of Registrant dated August 14, 2015 in the principal amount of $82,000 issued to Carebourn Capital LLC.
10.18*	Convertible promissory note of Registrant dated September 3, 2015 in the principal amount of $127,050 issued to LG Capital Funding LLC
10.19*	Convertible promissory note of Registrant dated September 21, 2015 in the principal amount of $50,000 issued to SBI Investments LLC
10.20*	Convertible promissory note of Registrant dated September 22, 2015 in the principal amount of $60,000 issued to Carebourn Capital LLC.
10.21*	Convertible promissory note of Registrant dated September 23, 2015 in the principal amount of $63,41.60 issued to GHS Investments, LLC
10.22*	Convertible promissory note of Registrant dated September 30, 2015 in the principal amount of $27,778 issued to Bluestem Advisors LLC.
10.23*	Convertible promissory note of Registrant dated October 5, 2015 in the principal amount of $85,000 issued to Carebourn Capital LLC.
10.24*	Convertible promissory note of Registrant dated October 7, 2015 in the principal amount of $75,000 issued to SBI Investments LLC
31.1*	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
Ineractive Data Files
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVENTURE INTERACTIVE, INC.

November 30, 2015	By:	/s/ Jason Harvey
Jason Harvey Chief Executive Officer

November 30, 2015	By:	/s/ Michael D. Rountree
Michael D. Rountree Chief Financial Officer